Form 10-Q
period 1996-03-31
FRANKFORT FIRST BANCORP INC
filed 1996-05-14
CIK 930182

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - --
    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                      OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number:  0-26360

                         Frankfort First Bancorp, Inc.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                      61-1271129
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

216 West Main Street, Frankfort, Kentucky                        40602
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (502) 223-1638
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     X      No
                                                      -----------   -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1996: 3,450,000
                                  ---------

Page 1 of 16 pages

                                   CONTENTS

                                                                     PAGE
PART I.     FINANCIAL INFORMATION
            ---------------------

Item 1      Consolidated Statements of Financial Condition at
            March 31, 1996 and June 30, 1995                          3

            Consolidated Statements of Income for the nine months
            ended March 31, 1996 and 1995                             4

            Consolidated Statement of Changes in Stockholders'
            Equity for the nine months ended March 31, 1996           5

            Statements of Cash Flows for the nine months ended
            March 31, 1996 and 1995                                   6

            Notes to Financial Statements                             7

Item 2      Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                12

PART II.    OTHER INFORMATION
            -----------------

Item 1      Legal Proceedings                                         15

Item 2      Changes in Securities                                     15

Item 3      Defaults upon Senior Securities                           15

Item 4      Submission of Matters to a
            Vote of Security Holders                                  15

Item 5.     Other Information                                         15

Item 6.     Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                            16
- - ----------

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (UNAUDITED)


                                         ASSETS
                                         ------

                                                   MARCH 31,         JUNE 30,
                                                     1996              1995
                                                     ----              ----
Cash and cash equivalents                          $ 18,064,819    $ 38,016,923
Interest-bearing deposits                               800,000         800,000
Investment securities (estimated market
 value of $ 9,899,615 at March 31, 1996
 and $100,000 at June 30, 1995)                       9,875,941         100,765
Loans receivable (net)                              106,802,278     100,601,917
Federal Home Loan Bank stock                          1,041,700         989,700
Accrued interest and dividends receivable               507,676         211,932
Property and equipment, at cost, less
 accumulated depreciation                             1,441,404       1,321,186
Conversion cost                                             -0-         580,662
Other assets                                             82,575         114,070
                                                    -----------     -----------
     TOTAL ASSETS                                  $138,616,393    $142,737,155
                                                   ------------    ------------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  MARCH 31,         JUNE 30,
                                                    1996              1995
                                                    ----              ----
Deposits                                          $ 85,359,307     $119,040,605
Escrows                                                181,727          320,058
Borrowed funds                                       4,547,035        4,416,353
Accrued federal income taxes
  Current                                                1,460      (    21,933)
  Deferred                                         (    39,241)     (    11,766)
Accrued expense                                        327,746          312,413
Accrued dividends payable                              310,500              -0-
Other liabilities                                       91,172           77,539
                                                   -----------      -----------
     TOTAL LIABILITIES                              90,779,706      124,133,269

Stockholders' equity:
  Common stock ($ .01 par value,
    7,500,000 shares authorized; 3,450,000
    shares issued and outstanding)                      34,500              -0-
  Additional paid-in capital                        33,355,452              -0-
  Unallocated ESOP shares ($ .01 par value;
    270,910 shares unallocated)                    ( 2,709,100)             -0-
  Management recognition plan ($.01 par
    value; 136,920 shares)                         ( 1,884,707)             -0-

  Retained earnings
    (substantially restricted)                      19,040,542       18,603,886
                                                   -----------      -----------
  Total stockholders' equity                        47,836,687       18,603,886
                                                   -----------      -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $138,616,393     $142,737,155
                                                  ------------     ------------


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (UNAUDITED)

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                     ------------------        -----------------
                                          MARCH 31,                MARCH 31,
                                          ---------                ---------
                                      1996         1995        1996         1995
                                      ----         ----        ----         ----
INTEREST INCOME
   Loans receivable:
     First mortgage loans       $1,901,550   $1,790,823  $5,602,283   $5,253,705
     Equity and other loans         94,082       85,084     285,168      232,563
   Deposits                        247,114       66,818   1,075,155      233,766
   Investment securities           236,600        1,594     408,733        4,781
                                 ---------    ---------   ---------    ---------
      TOTAL INTEREST INCOME      2,479,346    1,944,319   7,371,339    5,724,815

INTEREST EXPENSE
   Deposits                      1,042,285    1,001,213   3,233,748    2,843,204
   Borrowed funds                   70,027       72,259     206,354      216,895
                                 ---------    ---------   ---------    ---------
     TOTAL INTEREST EXPENSE      1,112,312    1,073,472   3,440,102    3,060,099
                                 ---------    ---------   ---------    ---------
     NET INTEREST INCOME         1,367,034      870,847   3,931,237    2,664,716

PROVISION FOR LOAN LOSSES            3,000        3,000       9,000        9,000
                                 ---------    ---------   ---------    ---------
   NET INTEREST INCOME
    AFTER PROVISION
    FOR LOAN LOSSES              1,364,034      867,847   3,922,237    2,655,716

NONINTEREST INCOME                  32,643       26,210     102,627       92,590

NONINTEREST EXPENSE
   General and administrative:
    Compensation and benefits      286,880      268,173     935,415      754,665
    Occupancy and equipment         46,025       43,313     135,147      123,488
    Deposit insurance premium       69,242       67,356     182,734      186,236
    Other                          303,495      149,630     686,888      459,008
                                 ---------    ---------   ---------    ---------
      TOTAL NONINTEREST
       EXPENSE                     705,642      528,472   1,940,184    1,523,397
                                 ---------    ---------   ---------    ---------

      INCOME BEFORE
       INCOME TAXES                691,035      365,585   2,084,680    1,224,909

PROVISION FOR INCOME TAXES         283,890      124,114     716,524      416,059
                                 ---------    ---------   ---------    ---------
NET INCOME                       $ 407,145     $241,471  $1,368,156    $ 808,850
                                 ---------    ---------   ---------    ---------

EARNINGS PER SHARE               $     .13          N/A   $     .43          N/A
                                 ---------    ---------   ---------    ---------

DIVIDENDS PER SHARE              $     .09          N/A   $     .18          N/A
                                 ---------    ---------   ---------    ---------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                                  (UNAUDITED)

                                              ADDITIONAL   UNALLOCATED       MANAGEMENT                     TOTAL
                                 COMMON        PAID IN        ESOP           RECOGNITION      RETAINED  STOCKHOLDER'S
                                  STOCK        CAPITAL       SHARES             PLAN          EARNINGS     EQUITY
                                  -----        -------       ------             ----          --------     ------
Balance,
 June 30, 1995                    $ -0-        $   -0-          $  -0-       $     -0-     $18,603,886    $18,603,886

Initial stock
 issue                           34,500     33,355,452     (2,710,000)             -0-             -0-     30,679,952

Allocated
 ESOP shares                        -0-            -0-             900             -0-             -0-            900

Stock acquired
 for management
 recognition  plan                  -0-            -0-             -0-     (1,884,707)             -0-     (1,884,707)

Net income
 for the nine
 months ended
 March 31,1996                      -0-            -0-             -0-             -0-       1,368,156      1,368,156

Less:
 dividends
 declared                           -0-            -0-             -0-             -0-      (  931,500)    (  931,500)
                                -------    -----------    ------------    ------------     ------------   ------------
Balance,
 March 31,
 1996                           $34,500    $33,355,452    ($2,709,100)    ($ 1,884,707)    $19,040,542    $47,836,687
                                -------    -----------    ------------    ------------     ------------   ------------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                NINE MONTHS ENDED MARCH 31,

                                                       1996              1995
                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 1,368,156      $  808,850
 Adjustment to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                          69,256          71,487
   Deferred income taxes                            (    27,475)     (    1,689)
 (Increase) decrease in other assets                    612,157      (  416,802)
 (Increase) decrease in accrued interest
   receivable-investments                           (   236,629)            -0-
 Increase (decrease) in accrued expenses                349,226          39,813
 Increase (decrease) in other liabilities                13,633      (    3,345)
                                                    -----------      ----------
   Net cash provided by operating activities          2,148,324         498,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and building                  (   189,474)     (   65,808)
 (Purchase) sale of FHLB stock                      (    52,000)         21,200
 Purchase of investment securities                  ( 9,775,423)            -0-
 (Increase) decrease in certificates of deposit             -0-       1,400,000
 Investment accretion                                       247             247
 Loan originations and principal payments on
   loans including accrued interest                 ( 6,259,476)     (3,104,426)
 Principal payments on loan participations                  -0-          45,088
    Net cash (used) provided in investing           -----------      ----------
     activities                                     (16,276,126)     (1,703,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock
  (net of unallocated ESOP shares)                   30,679,952             -0-
 Purchase of stock for management recognition
  plan                                              ( 1,883,807)            -0-
 Net increase (decrease) in time and demand
  deposits                                          (33,681,298)     (2,327,563)
 Net increase (decrease) in FHLB advances               130,682      (  175,489)
 Net increase (decrease) in mortgage escrow
  funds                                             (   138,331)     (   61,158)
 Dividends declared                                 (   931,500)           -0-
                                                    -----------      ----------
    Net cash generated (used) by financing
     activities                                     ( 5,824,302)     (2,564,210)
                                                    -----------      ----------
 Increase (decrease) in cash and cash
  equivalents                                       (19,952,104)     (3,769,595)
 Cash and cash equivalents at beginning of
  period                                             38,016,923       8,739,372
                                                    -----------      ----------
 Cash and cash equivalents at end of period         $18,064,819      $4,969,777
                                                    -----------      ----------

SUPPLEMENTAL DISCLOSURES:
       Interest paid on deposits                    $ 3,275,605      $2,816,179
                                                    -----------      ----------
       Interest paid on borrowed funds              $   206,354      $  216,895
                                                    -----------      ----------
       Income taxes paid                            $   628,446      $  409,000
                                                    -----------      ----------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)

                            March 31, 1996 and 1995

(1)  FRANKFORT FIRST BANCORP, INC.-CONVERSION TO STOCK FORM OF
       OWNERSHIP

     On July 7, 1995, the Bank converted from a Federal mutual savings bank to a Federal stock savings bank. The stock of the Bank was issued to the holding company (Frankfort First Bancorp, Inc.) formed in connection with the conversion. Pursuant to the Plan, shares of capital stock of the holding company were offered initially for subscription to eligible account holders, the tax-qualified employee stock benefit plan, supplemental eligible account holders, other members of the Bank, and members of the public pursuant to priorities established by applicable regulations.

     The number of shares sold was 3,450,000, at $10 per share resulting in gross proceeds of $34,500,000.

     Pursuant to the plan of conversion, Frankfort First Bancorp, Inc. (Bancorp) has loaned to the Frankfort First Bancorp, Inc. Employee Stock Ownership Plan Trust $2,710,000 for purchase of stock by the employees' stock ownership plan. In addition, the Bancorp has reimbursed the Bank for conversion costs incurred by the Bank. The total conversion cost was $1,110,048. The Bancorp invested one half of the remainder, $16,694,976 to purchase 100% of the ownership of the Bank. The remaining proceeds have been invested or used for general corporate purposes.

     The Bancorp charged the deferred conversion costs against the gross proceeds and accounts for its investment in the Bank under the equity method.

     As required by the plan of conversion, the Bancorp established a liquidation account of approximately $18,524,000. This account was established to provide to each eligible account holder (a person with a qualifying deposit account in the Bank on June 30, 1993) and to each supplemental eligible account holder (a person with a qualifying deposit in the Bank on March 31, 1995) an interest in the liquidation account in the unlikely event of complete liquidation. The creation and maintenance of the liquidation account does not restrict the use or application of any of the capital accounts of Frankfort First Bancorp, Inc., except that Frankfort First Bancorp, Inc. may not declare or pay a cash dividend on, or repurchase any of its capital stock if the effect of such dividend or repurchase would be to cause its retained earnings to be redeemed below the aggregate minimum amount of the account.

                                  (continued)

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)

                            March 31, 1996 and 1995

(2)  BASIS OF PREPARATION

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statement of retained earnings and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The statement of income for the nine month period ended March 31, 1996 is not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 1995. The balance sheet at June 30, 1995 and the statement of income and statement of cash flows for the nine months ended March 31, 1995 are for periods prior to the conversion to a stock savings bank and only include operations of First Federal Savings Bank of Frankfort. The financial statements at March 31, 1996 reflect the consolidated operations of Frankfort First Bancorp, Inc. and First Federal Savings Bank of Frankfort.

(3)  REGULATORY CAPITAL REQUIREMENTS

     At March 31, 1996, the wholly owned subsidiary, First Federal Savings Bank of Frankfort, met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1996:


                                 AMOUNT        PER CENT (1)
                                 ------        --------
          Tangible Capital:
               Actual          $36,502,053       25.98%
               Required          2,107,805        1.50
                               -----------       -----
               Excess          $34,394,248       24.48%
                               -----------       -----

          Core Capital:
               Actual          $36,502,053       25.98%
               Required          4,215,610        3.00
                               -----------       -----
               Excess          $32,286,443       22.98%
                               -----------       -----

                                  (continued)

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)

                            March 31, 1996 and 1995

          Risk-Based Capital:
               Actual                         $36,594,333  55.69%
               Required                         5,257,662   8.00
                                              -----------   ----
               Excess                         $31,336,671  47.69%
                                              -----------  ------

          (1) Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

(4)  EARNINGS AND DIVIDENDS PER SHARE

     Earnings per share for the nine months ended March 31, 1996 were $ .43. They were determined based upon the weighted average shares outstanding of 3,179,083 for the quarter ended March 31, 1996 and 3,179,039 for the nine months ended March 31, 1996.

     Dividends per share represent the dividends declared at September 30, 1995, December 31, 1995 and March 31, 1996 in the amount of $ .09 per share on the total issued and outstanding shares of 3,450,000 resulting in dividends of $931,500 and a total of $ .27 per share for the nine months ended
     March 31, 1996.

(5)  DEPOSITS

     Deposits at March 31, 1996 are summarized as follows:


     Demand and NOW accounts
      (including noninterest bearing
      deposits of $180,594)                    $ 3,731,934
     Money Market                                5,425,056
     Passbook Savings                           11,508,745
     Certificates of Deposit                    64,693,572
                                               -----------
     Total                                     $85,359,307
                                               -----------

                                  (continued)

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)


(6)  LOANS RECEIVABLE

     Loans receivable at March 31, 1996 and June 30, 1995 are summarized as follows:


                                             MARCH 31, 1996       JUNE 30, 1995
                                             --------------       -------------

     First mortgage loans
     (principally conventional):

        Principal balances:
         Secured by one-to-four-
          family residences                   $100,864,426         $ 94,816,099
         Secured by other properties             1,512,666            1,683,058
         Construction loans                        166,924              146,790
                                              ------------         ------------
                                               102,544,016           96,645,947

         Net deferred loan-
          origination fees                    (     94,447)        (     28,407)
                                              ------------         ------------
     Total first mortgage loans                102,449,569           96,617,540

     Consumer and other loans:
        Principal balances:
         Share loans                               484,605              618,415
         Home equity and second
          mortgage                               3,960,384            3,449,242
                                              ------------         ------------
         Total consumer and
           other loans                           4,444,989            4,067,657
                                              ------------         ------------

     Allowance for loan losses                 (    92,280)         (    83,280)
                                              ------------         ------------
                                              $106,802,278         $100,601,917
                                              ------------         ------------

     Mortgage loans included approximately $87,186,930 and $90,298,573 of adjustable rate mortgage loans at March 31, 1996 and June 30, 1995, respectively.

                                  (continued)

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)


(7)  MANAGEMENT RECOGNITION PLAN

     At the Annual Shareholders meeting on January 16, 1996, approval was given to a management recognition plan to reward and retain personnel of experience and ability in key positions of responsibility by providing employees and directors of the Company with a proprietary interest in the Company. The Plan provides for the acquisition of a maximum of 138,000 shares of the Company's stock. Plan Share Awards shall become non-forfeitable upon the participant's completion of each of five years of service. During the quarter ended March 31, 1996, the Company acquired 136,920 shares at a total cost of $1,973,705. Also during this quarter, the Company accrued additional compensation expense of $88,998 as a result of this plan. The unamortized cost of these shares of $1,884,707 is reflected as a reduction in stockholder's equity.

(8)  SUBSEQUENT EVENTS

     On April 24, 1996, the Company announced the authorization of the payment of a special distribution of $4.00 per share payable on June 3, 1996 to stockholders of record as of May 15, 1996. Based on a ruling received by the Internal Revenue Service, the Company estimates that all of this special distribution and possibly the dividends paid January 15, 1996 and April 15, 1996 will not be considered taxable dividends, but will be applied against and will reduce the shareholders' adjusted basis in the Company's stock.

Management's Discussion and Analysis

General

     The principal business of Frankfort First Bancorp, Inc. (the Company) is that of First Federal Savings Bank of Frankfort (the Bank). On July 7, 1995 in connection with the Bank's conversion to stock form, the Company issued 3,450,000 shares of common stock to the public and the Bank issued all of its issued and outstanding common stock to the Company. Financial information for periods prior to July 7, 1995, reflects the Bank only. The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four-family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one-to-four family residential properties and some churches located in the Bank's primary market area. The Bank also maintains an investment portfolio which includes FHLB stock, FHLB certificates of deposit, Government Agency-issued bonds, and other investments.

Pending Assessment to Remove BIF-SAIF Premium Disparity

     As a result of a recent reduction by the FDIC of deposit insurance rates applicable to commercial banks, there is a significant disparity in the rates paid by commercial banks and savings associations. Generally, commercial banks are insured by and pay their premiums to the Bank Insurance Fund ("BIF"), and savings associations are insured by and pay their premiums to the Savings Association Insurance Fund ("SAIF"), with both the BIF and the SAIF administered by the FDIC. To the extent a commercial bank has deposits acquired from a savings association, premiums on such deposits are assessed by the SAIF rather than the BIF. Commercial banks and savings associations both previously paid a deposit insurance premium to the FDIC based upon the same rate schedule, which ranged, in 1995, from 0.23% to 0.31%. On August 8, 1995, the FDIC voted to lower the minimum insurance premiums charged to the best rated BIF-insured institutions from 0.23% to 0.04% while leaving the level of premiums intact for SAIF-insured institutions. Under this new rate structure, the best-rated SAIF-insured institutions will pay assessments at 0.23% of insured deposits. This new rate structure is effective for the quarter ended September 30, 1995. Subsequently, the FDIC reduced the premium rate for the most highly-rated BIF-insured institutions to 0.0%. The actual premium rate charged depends upon that institution's assigned assessment risk classification, which in turn is based upon its capital levels and supervisory evaluation.

     As a result of this premium disparity, BIF-insured institutions could have a significant competitive advantage over SAIF-insured institutions in attracting and retaining deposits. For instance, SAIF-insured institutions could lose deposits to BIF-insured institutions that, because of the premium disparity, are able to pay higher rates of interest on deposits with little or no impact on their net interest income. In contrast, SAIF-insured institutions that attempt to compete by similarly raising their interest rates in order to maintain their existing deposit base would increase their overall cost of funds and thus possibly reduce their net interest income. Further, while other sources of funds are generally available to savings associations, they usually bear a higher rate than the average cost of funds of a savings association's deposit base. The Company believes that this premium disparity could have a material adverse effect on the results of operations and financial condition of First Federal in future periods.

     In April 1996, there was an attempt to attach legislation that would have provided for a special one-time assessment to recapitalize the SAIF and would have spread the interest payments on obligations issued by the Financing Corporation ("FICO") on all FDIC-insured institutions. Such attempt was unsuccessful. The Company cannot predict whether this proposed legislation will be enacted in the future or, if enacted, what its final form will be. The following summarizes the major provisions of the legislation as most recently considered by Congress. As part of a continuing resolution, Congress proposed to authorize the FDIC to assess a one-time fee on institutions, like the Bank, with deposits insured by the SAIF in order to increase the SAIF's reserves to the 1.25% of insured deposits required by the Federal Deposit Insurance Act ("FDIA"). The amount of such assessment would be determined by the FDIC based on the amount of reserves in the SAIF, the amount of insured deposits and such other factors as the FDIC deemed appropriate. The amount of such assessment for an individual institution would have been based on its SAIF-assessable deposits as of March 31, 1995 and was expected to range between 0.85% and 0.90% of such deposits. The special assessment would have been due on such date as the FDIC prescribed within 60 days of enactment of the legislation. The proposed legislation provided for the merger of the SAIF and BIF into a single Deposit Insurance Fund effective January 1, 1998 if no insured depository institution was a savings association on that date. Based on its deposits as of March 31, 1995, the Bank would have been required to pay a special assessment of approximately $500,000 on a pre-tax basis if it is assessed at the rate of 0.85% of SAIF-assessable deposits. Assuming a special assessment were made and, as a result, the SAIF were fully recapitalized, it would have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

     A number of other related proposals are also under consideration in Congress, including those relating to merger of the SAIF and BIF, elimination of the thrift charter, and the federal tax consequences of thrifts' conversion to national banks. The Bank is unable to accurately predict whether these proposals will be adopted in their current form or the impact of such proposals on the Bank.

Comparison of Financial Condition at March 31, 1996 and June 30, 1995

     Assets: The Company's total assets decreased from $142.7 million at June 30, 1995 to $138.6 million at March 31, 1996 for a decrease of $4.1 million or 2.9%. This was primarily caused by the decrease in the Company's cash and cash equivalents from $38.0 million at June 30, 1995 to $18.1 million at March 31, 1996. This decrease is partially attributable to the fact that at June 30, 1995, the Company held $36.7 million in orders for the purchase of stock in the impending conversion. Orders were filled in the amount of $34.5 million--$31.7 million of which was disbursed from these funds and $2.8 million of which was purchased by the Company's ESOP Plan. Approximately $5.0 million was returned to the subscribers. Also, at March 31, 1996, the Company had used cash to purchase $9.8 million in investment securities. The securities purchased are all bonds issued by U.S. government agencies, most of which have maturities of three years or less. In addition, during the quarter ended March 31, 1996, the company acquired stock for its Management Recognition Plan at a cost of $1.9 million. Also, at June 30, 1995, "Conversion Costs," an asset, was reported at $600,000. At conversion, this asset was eliminated and the cost was deducted from capital. Somewhat offsetting these decreases is the fact that loans receivable increased from $100.6 million at June 30, 1995 to $106.8 million at March 31, 1996 for an increase of $6.2 million or 6.2%. Management expects that the Company's Assets and Cash and cash equivalents will decrease by $13.8 million on June 3, 1996 as a result of a one-time distribution of capital of $4 per outstanding share. See Number 8 of Notes to Consolidated Financial Statements.

     Liabilities: Deposits decreased from $119.0 million at June 30, 1995 to $85.4 million at March 31, 1996 for a decrease of $33.6 million or 28.2%. This decrease was caused by the fact that at June 30, 1995 funds for the purchase of stock were held in deposit accounts at the Bank. When the conversion was completed on July 7, 1995, approximately $31.7 million was withdrawn from the deposit accounts for the purchase of stock. Approximately $5.0 million was withdrawn and returned to subscribers whose orders were not filled.

     Stockholder's Equity: Stockholder's equity increased from $18.6 million at June 30, 1995 to $47.8 million at March 31, 1996 for a net increase of $29.2 million or 157.0%. This increase was primarily due to the net proceeds from the sale of stock of $30.7 million. Equity was also increased by approximately $1.4 million from net income for the nine-months ended March 31, 1996, but was offset by dividends paid or payable of approximately $900,000 and the acquisition of
stock for the Management Recognition Plan at a cost of $1.9 million.   At March
31, 1996, Stockholder's Equity per Share was $13.87. Management expects that Stockholders' Equity will decrease by $13.8 million on June 3, 1996 as a result
of a one-time distribution of capital of $4 per outstanding share.   See Number
8 of Notes to Consolidated Financial Statements.

Comparison of Results of Operations for the Nine Months Ended March 31, 1996 and March 31, 1995

     Interest Income: Total Interest Income increased from $5.7 million for the nine-month period ended March 31, 1995 to $7.4 million for the nine-month period ended March 31, 1996 for an increase of $1.7 million or 29.8%. This increase was primarily due to the increase in the Company's interest-earning assets which were purchased with the proceeds from the sale of stock. Interest received from mortgage loans also increased by approximately $350,000 due to 1) the upward adjustment of the interest rates for many of the adjustable rate loans in the portfolio, 2) the increase in net loans receivable generally, and 3) the Bank's initiation in November, 1995, of a 25-year fixed-rate home mortgage lending program. Fixed-rate mortgage loans generally provide a higher yield than adjustable rate loans. However, fixed-rate mortgages place the Company at some risk since the cost of the funds used to make these loans could increase during the term of the loan. The Company has borrowed some funds from the Federal Home Loan Bank of Cincinnati at a fixed-rate and with a term similar to that of the
loan in an effort to partially offset this interest rate risk.   Management
expects Interest Income to decrease in the quarter ending June 30, 1996 and in subsequent quarters due to a reduction in interest-earning assets as a result of the one-time distribution of capital scheduled to be paid on June 3, 1996.
See Number 8 of Notes to Consolidated Financial Statements.

     Interest Expense: Total Interest Expense increased from $3.1 million for the nine-month period ended March 31, 1995 to $3.5 million for the nine-month period ended March 31, 1996 for an increase of $400,000 or 12.9%. This was primarily the result of higher prevailing interest rates during and prior to the nine-month period ended March 31, 1996.

     Net Interest Income: Net Interest Income increased from $2.7 million for the nine-month period ended March 31, 1995 to $3.9 million for the nine-month period ended March 31, 1996 for an increase of $1.2 million or 44.4%. This increase was primarily due to the increase in Interest Income.

     Provision for Loan Losses: Provision for loan losses remained constant at $9,000 for both periods. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain a constant provision for loan losses for the nine-month period ended March 31, 1996. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms.

     Noninterest Income: Noninterest Income increased from $93,000 to $103,000. Noninterest income is not a significant component of the Company's statement of income.

     Noninterest Expense: Noninterest Expense increased from $1.5 million for the nine-month period ended March 31, 1995 to $1.9 million for the nine-month period ended March 31, 1996 for an increase of $400,000 or 26.7%. This increase was primarily due to an increase in compensation and benefits of $180,000--most of which is attributable to the Company's accrued contribution to the Employee Stock Option Plan approved in the converison and to the accrued expense for the Company's Management Recognition Plan which was approved by stockholders at the annual meeting of the company held January 16, 1996. Other Expenses also increased by $228,000 which was primarily due to increased expenses involved with operating a stock-owned company.

     Income Tax: The Company's income tax rate was approximately 34.4% for the nine-month period ended March 31, 1996, and 34.0% for the nine-month period ended March 31, 1995. The Company paid approximately $300,000 more in income taxes in the nine-month period ended March 31, 1996 due to the increase in income.

     Net Income: The Company's net income increased from $809,000 for the nine-month period ended March 31, 1995 to $1.4 million for the nine-month period ended March 31, 1996, an increase of $600,000 or 75.0%. The increase is primarily due to the increase in the amount of the Company's interest-earning assets purchased with proceeds from the conversion, despite smaller increases in interest expense and non-interest expense. The Company's earnings per share for the nine-month period ended March 31, 1996 was $0.43 per share. Earnings per share data is not applicable to the nine-month period ended March 31, 1995. Management expects Net Income to decrease in the quarter ending June 30, 1996 and in subsequent quarters due to a reduction in interest-earning assets as a result of the one-time distribution of capital scheduled to be paid on June 3, 1996.

     Non-Performing Assets: At March 31, 1996, the Bank had approximately $138,000 in loans 90 days or more past due but still accruing. The Bank had no
loans classified as Substandard, Doubtful, or Loss.   These delinquent loans
represent 0.13% of the Bank's net loans.

     Dividends: On September 14, 1995, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.09 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to stockholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company has paid dividends on October 15, 1995 and January 15, 1996. At March 31, 1996, the Company had accrued $310,500 for the payment of a dividend on April 15,
1996.   The Company has also announced a one-time distribution of capital
scheduled to be paid on June 3, 1996.    See Number 8 of Notes to Consolidated
Financial Statements.

PART II.

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The registrant held is Annual Meeting of Stockholders on January 16, 1996

         (b)  Not applicable

         (c) The following matters were voted upon at the Annual Meeting: (1) the election of two individuals as directors; (ii) approval of the Frankfort First Bancorp, Inc. 1995 Stock Option and Incentive Plan; and (iii) approval of the Frankfort First Bancorp, Inc. Management Recognition Plan.

                  Proposal 1 -- Election of Directors

                     Nominee                  Votes For
                     -------                  ---------

                     Danny A. Garland         2,997,827
                     Charles A. Cotton III    2,994,432

                  Proposal 2 -- Stock Option and Incentive Plan

                     Votes For     Votes Against      Abstentions (1)
                     ---------     -------------      ---------------

                     2,213,098        386,817             15,448

                  Proposal 3 -- Management Recognition Plan

                     Votes For     Votes Against      Abstentions (1)
                     ---------     -------------      ---------------

                     2,535,602        103,350             13,448

                  (1)  Includes broker non-votes

         (d)  Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         On April 2, 1996, the Company filed an 8-K (amended on April 9, 1996) which announced a change in the Company's independent auditor from Harold Butler and Associates, P.S.C. to Grant Thornton, L.L.P.

         On April 25, 1996, the Company filed an 8-K announcing a one-time special distribution of capital of $4 per share to shareholders of record on May 15, 1996 to be paid on June 3, 1996.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Frankfort First Bancorp, Inc.


Date: May 10, 1996
                                       /s/  William C. Jennings
                                       ----------------------------------
                                       William C. Jennings
                                       Chairman, President, and
                                       Chief Executive Officer
                                       (Principal Executive Officer
                                       and Principal Financial and
                                       Accounting Officer)