Form 10-K
period 1996-06-30
FRANKFORT FIRST BANCORP INC
filed 1996-09-30
CIK 930182

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              --------------------
(Mark One)                         FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 0-26360

                         FRANKFORT FIRST BANCORP, INC.
                         -----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                         61-1271129
- -------------------------------                  ---------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

216 W. MAIN STREET, FRANKFORT, KENTUCKY                  40602
- ----------------------------------------         ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (502) 223-1638

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    Yes   X       No _____
                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 17, 1996, the aggregate market value of the 2,445,557 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $25.1 million based on the closing sales price of $10.25 per share of the registrant's Common Stock on September 17, 1996 as reported on the National Association of Securities Dealers Automated Quotation National Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 17, 1996:
3,450,000


                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

  1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. (Parts I and II)

  2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  BUSINESS
- -----------------

GENERAL

          THE COMPANY. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 3,450,000 shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal, and a note receivable from the Employee Stock Ownership Plan of the Bank (the "ESOP"). The Company's principal business is the business of First Federal. At June 30, 1996, the Company had total assets of $128.5 million, deposits of $87.8 million and shareholder's equity of $34.3 million.

          THE BANK. First Federal was originally chartered in 1934 as a Kentucky chartered building and loan association known as "Greater Frankfort Building and Loan Association" and was rechartered in 1938 as First Federal Savings and Loan Association of Frankfort. First Federal has been a member of the Federal Home Loan Bank ("FHLB") of Cincinnati and its deposits have been federally insured since 1938. In 1989, First Federal became a federal mutual savings bank and adopted its current name. First Federal currently operates through three banking offices located in Frankfort, Kentucky.

          First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on one-to four-family residences in First Federal's market area. First Federal also originates, to a lesser extent, church loans, home equity loans and other loans.

          As a federally chartered savings institution, First Federal is subject to extensive regulation by the OTS. The lending activities and other investments of First Federal must comply with various federal regulatory requirements, and the OTS periodically examines First Federal for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. First Federal must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. For additional information, see " -- Regulation of the Bank."

     Both the Company's and First Federal's executive offices are located at 216
W. Main Street, Frankfort, Kentucky 40602, and their main telephone number is
(502) 223-1638.

RECENT DEVELOPMENTS

     SAIF PREMIUM DISPARITY. The Bank's savings deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions.

     The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective September 30, 1995. On November 14, 1995, the BIF assessment rate schedule was further revised to a statutory minimum of $2,000 annually for well capitalized institutions to 0.27% of deposits for undercapitalized institutions. These revisions to the BIF assessment rate schedule created a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and placed SAIF-insured savings institutions such as the Bank at a significant competitive disadvantage to BIF-insured institutions.

          A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one time assessment of an amount sufficient to bring the SAIF to a level equal to 1.25% of insured deposits (originally estimated to be up to approximately 0.85% of insured deposits) to be imposed on all SAIF-insured deposits held as of March 31, 1995. This assessment was originally scheduled to be payable during the first quarter of 1996. It is unknown whether this legislation will be enacted, or if enacted, the amount of such special assessment. It is currently estimated that a special assessment of between 67 and 71 basis points would be required to fully recapitalize the SAIF. If a special assessment equal to 71 basis points were to be required, it would result in a one-time after-tax charge of up to approximately $410,000. Such assessment would have the effect of reducing the Bank's tangible and core capital to $32.0 million, or 25.0%, of adjusted total assets, and risk-based capital to $32.1 million, or 51.0%, of risk-weighted assets as of June 30, 1996. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net earnings in future periods.

          BAD DEBT RECAPTURE. On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method will be required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over a period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

          Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank has provided deferred taxes on its post-1987 additions to the bad debt reserve and, and a result, management does not expect that the recapture of the Bank's post-1987 reserves will have a material adverse effect on the Bank's operations.

LENDING ACTIVITIES

          General. First Federal's principal lending activity consists of the origination of loans secured by first mortgages on owner occupied one- to four-family residences in the Bank's lending area, which is limited to the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford. First Federal formerly made loans secured by property in Owen and Henry Counties, but has since discontinued such lending unless the loan-to-value ratio of the loan is 50% or less. First Federal also originates loans secured by nonowner occupied one- to four-family homes, loans secured by churches, home equity lines of credit, second mortgages and share loans. Additionally, First Federal offers financing for the construction of single family, owner occupied homes in Franklin County. Such financing is available only for, and made directly to, the homeowners.

          Beginning in the early 1980s management of the Bank has sought to build a rate sensitive loan portfolio and to manage First Federal's interest rate risk by emphasizing the origination of adjustable rate mortgage loans with an initial fixed term of one, three or five years. During the period from 1983 to 1993, the Bank offered only adjustable rate mortgages. Beginning in September 1993, the Bank began offering fixed-rate mortgages, some of which are fully or partially funded with advances from the FHLB of Cincinnati with similar maturities. Management believes that the yields and fees provided by these loan products are greater than what the Bank could earn on investment securities with similar risks and maturities purchased in the market.

          Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At June 30, 1996, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                            At June 30,
                                     ------------------------------------------------------------------------------------------
                                           1996               1995               1994              1993              1992
                                     -----------------  -----------------  ----------------  ----------------  ----------------
                                      Amount      %      Amount      %     Amount      %     Amount      %     Amount      %
                                     --------  -------  --------  -------  -------  -------  -------  -------  -------  -------
                                                                       (Dollars in thousands)
Type of Loan:
- ------------
Real estate loans --
  Construction loans...............  $    672      .6%  $    270      .3%  $   568      .6%  $    45      .1%  $    --    --  %
  One- to four-family residential..   103,944    93.7     94,816    94.0    92,861    94.0    87,450    94.1    82,280    93.7
  Multi-family residential.........       123      .1        134      .1       148      .2       342      .3       669      .8
  Other loans (1)..................     1,450     1.3      1,549     1.6     1,580     1.6     1,322     1.4     1,082     1.2

Consumer loans --
  Savings account loans............       547      .5        618      .6       584      .6       635      .7       679      .8
  Home equity lines of credit......     4,182     3.8      3,449     3.4     3,044     3.0     3,161     3.4     3,066     3.5
                                     --------  ------   --------  ------   -------  ------   -------  ------   -------  ------
                                      110,918  100.00%   100,836  100.00%   98,785  100.00%   92,955  100.00%   87,776  100.00%
                                               ======             ======            ======            ======            ======

Less:
  Loans in process.................       392                123               448                --                --
  Discounts, deferred loan fees
    and other......................       100                 28                38                57                52
  Loan loss reserve................        95                 83                71                59                47
                                     --------           --------           -------           -------           -------
     Total.........................  $110,331           $100,602           $98,228           $92,839           $87,677
                                     ========           ========           =======           =======           =======

- --------------------
(1)     Represents primarily church loans.

          The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.



                                                             Due after       Due after        Due after
                                                             3 through       5 through        10 through      Due after 15
                             Due during the year ending      5 years after  10 years after   15 years after   years after
                                    June 30,                   June 30,        June 30,         June 30,       June 30,
                             --------------------------
                             1997       1998       1999         1996            1996             1996           1996       Total
                             ----       ----      -----     --------------    -----------    ----------       ---------    -----
(In thousands)

Real estate loans:
 Construction loans........  $  672   $   --      $   --     $   --           $     --       $    --          $    --     $    672
 One- to four-family.......   3,863    3,989       4,088      8,647             24,482        25,425           33,450      103,944
 Multi-family residential..      12       13          14         31                 53            --               --          123
Other loans................     105      111         116        225                431           336              126        1,450
Consumer loans:
 Savings account loans.....     547       --          --         --                 --            --               --          547
 Home equity lines of
  credit...................      --       28         231        661              3,262            --               --        4,182
                             ------   ------      ------     ------            -------       -------        ---------     --------
  Total....................  $5,199   $4,141      $4,449     $9,564            $28,228       $25,761          $33,576     $110,918
                             ======   ======      ======     ======            =======       =======        =========     ========

          The following table sets forth at June 30, 1996, the dollar amount of all loans due more than one year after June 30, 1996 which have predetermined interest rates and have floating or adjustable interest rates.


                                    Predetermined          Floating or
                                        Rate            Adjustable Rates
                                    -------------       ----------------
                                             (In thousands)

Real estate loans:
 One- to four-family residential..        $13,277           $86,804
 Multi-family residential.........             --               111
 Other loans......................            268             1,077

Consumer loans:
 Home equity lines of credit......             --             4,182
 Savings account loans............             --                --
                                          -------           -------
     Total...........................     $13,545           $92,174
                                          =======           =======

          Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

          Originations of Loans. The following table sets forth certain information with respect to First Federal's loan originations during the periods indicated. The increase in loans originated in fiscal 1996 was primarily the result of lower prevailing interest rates during the period and the Bank's consistent offering of fixed-rate mortgages.

                                           Year Ended June 30,
                                  -----------------------------------
                                   1996          1995          1994
                                  -------       -------       -------
                                       (In thousands)
Originations
  Real estate loans:
    One- to four-family...........  $27,903       $15,655       $28,349
    Multi-family..................       --            --            20
    Other.........................      190           163           493
    Construction loans............      915         1,109           885
  Consumer loans:
    Home equity line of credit....    2,844         2,619         1,887
    Savings account loans.........      361           497           605
                                    -------       -------       -------
     Total........................  $32,213       $20,043       $32,239
                                    =======       =======       =======

          The Bank has not in recent years purchased or sold any loans, with the exception of one participation interest in a single family home in the Bank's market area. The Bank does not expect to make any purchases or sales of loans in the foreseeable future.

          One- to Four-Family Residential Lending and Second Mortgage Loans.
The Bank historically has been and continues to be an originator of owner occupied, one- to four-family residential properties located in its market area. At June 30, 1996, approximately $103.9 million, or 93.7% of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties which were primarily owner-occupied, single family residences.

          First Federal began originating adjustable rate residential mortgage loans in the early 1980s. Since that time, most one- to four-family mortgage loans originated by the Bank have been adjustable rate loans with an initial fixed term of one, three, or five years. After the initial term, the rate adjustments on the Bank's adjustable rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes ("NACR"). The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points.

          At June 30, 1996, the Bank's loan portfolio included $89.9 million in adjustable rate one- to four-family residential mortgage loans, or 81.1% of the Bank's loan portfolio.

          The retention of adjustable rate loans in First Federal's portfolio helps reduce First Federal's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow First Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on First Federal's adjustable rate loans will fully adjust to compensate for increases in First Federal's cost of funds. Finally, adjustable rate loans increase First Federal's exposure to decreases in prevailing market interest rates, although decreases in First Federal's cost of funds tend to offset this effect.

          In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 90%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%. In March 1993, the Bank established a low down payment program pursuant to which it now offers financing for the purchase of single-family owner occupied homes with loan-to-value ratios of up to 95%. These loans, however, are limited to properties located in Franklin County and to homes with sales prices of $80,000 or less.

          The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower's primary residence, they differ from the Bank's traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). All of such loans are underwritten to a maximum of 80% loan to value ratio and all are fully amortizing.

          Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have loan-to-value ratios of 75%, and are originated as adjustable rate loans based on the same index as the Bank's one-to-four family real estate mortgage loans. At June 30, 1996, the Bank had 16 church loans aggregating approximately $1.4 million. In the past the Bank offered small commercial loans secured by property located in its market area. The Bank has been inactive in this type of lending in recent years and at June 30, 1996 had approximately $25,000 of these loans still outstanding.

          Construction Lending. In October 1992 First Federal began to offer single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 1996, single-family residential construction loans constituted $672,000, or 0.6%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

          Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) thereof. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, First Federal may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. First Federal has sought to minimize this risk by limiting construction lending to qualified borrowers in Franklin County and by limiting the number of outstanding construction loans.

          Consumer Lending. The consumer loans originated by the Bank include home equity lines of credit, and loans secured by savings deposits.

          At June 30, 1996, the Bank's consumer loan balance totaled $4.7 million, or 4.3% of its total loan portfolio. Of the consumer loan balance at June 30, 1996, 88.4% were home equity loans and 11.6% were loans secured by savings deposits at the Bank.

          The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. In May 1995, the Bank began offering home equity loans up to 90% of the value, less the balance of the first mortgage. The amount of the principal of the loan above 80% of the estimated value of the property is not insured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan to value ratio, and 2% above the prime rate for loans with a loan to value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 1996, the total outstanding home equity loans amounted to $4.2 million, or 3.8% of the Bank's total loan portfolio.

          The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally one percentage point above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 1996, loans on savings accounts totalled $547,000, or 0.5% of the Bank's total loan portfolio.

          Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. These risks are considerably reduced in the case of First Federal, since all of the Bank's consumer loans are home equity lines of credit or savings account loans.

          Loan Solicitation and Processing. First Federal's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers, as well as walk-in customers. First Federal's solicitation programs consist of advertisements in local media, in addition to occasional participation in home buying seminars and open house events sponsored by local realtors. Real estate loans are originated by First Federal's salaried staff loan officers.

          Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income credit standing and any deposit to be used for a down payment. It is First Federal's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by First Federal. Appraisals are generally required on all purchase loans, all loans to refinance another lender, all loans to refinance First Federal's loans when the existing appraisal is more than five years old and the loan amount does not exceed regulatory limits, and other loans at the loan committee's discretion. A panel of qualified appraisers are approved by the Board annually, and management selects appraisers for specific jobs. Certain Bank employees perform inspections for construction financing and for transactions that do not require a full appraisal. Except when First Federal becomes aware of a particular risk of environmental contamination, First Federal generally does not obtain a formal environmental report on the real estate at the time a loan is made.

          The Bank makes a 30-day loan commitment for each loan approved. The rate is guaranteed for the period of 14 days following approval. If the borrower desires a longer commitment, the commitment may be extended at a cost of 0.1% of the loan balance per month for up to three months. The rate is subject to change during this extended commitment. In the case of construction loans, a commitment is also made for the permanent financing to be funded no later than 182 days from the date of the closing of the construction loan. The interest rate on permanent financing is not guaranteed until closing of the permanent loan.

          The Bank's loan committee analyzes a completed application and may approve or deny the loan if the loan is $150,000 or less and the property is a one or two family dwelling. Loans that do not conform to these criteria must be submitted to the Board of Directors for approval.

          It is First Federal's policy to record a lien on the real estate securing a loan. The Bank does not require title insurance unless the attorney who provides the title opinion cannot or will not certify the title as clear and marketable. The Bank requires fire and casualty insurance on all security properties and flood insurance where the collateral property is located in a designated flood hazard area. The Bank also requires an earthquake provision in all policies for new loans. A Bank employee is designated to constantly review and update insurance files.

          Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings association to a person outstanding at one time shall not exceed 15% of the association's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, (4) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, and
(5) the Director of OTS, by order, permits the savings association to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $4.9 million at June 30, 1996, though the Bank's Board-imposed internal limit is $1.0 million. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

          Interest Rates and Loan Fees. Interest rates charged by First Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and First Federal's yield objectives. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

          First Federal receives fees in connection with late payments and for miscellaneous services related to its loans. First Federal typically receives fees of one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of construction loans. Depending on the type of loan produced and the competitive environment for mortgage loans, the Bank may charge an origination fee on all or some of the loans it originates.

          Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 1996, First Federal had no assets classified as loss, doubtful or substandard. At June 30, 1996, assets designated as special mention totalled $99,000.

          Management will continue to actively monitor First Federal's asset quality and will establish loan loss reserves and will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

          First Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of First Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in First Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-offs and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, First Federal would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value. Any portion of the outstanding loan balance in excess of fair value would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded. Any losses realized on sale would be charged to the allowance for loan losses on real estate acquired through foreclosure. The Bank has not experienced any such losses in recent years.

          Historically, management has emphasized the Bank's loss experience over other factors in establishing a provision for loan losses. The Bank has had no non-accruing loans and no loans charged off during the last five years. Further, in the last five years, the Bank has not experienced a loss on the disposition of foreclosed property. During the fiscal year ended June 30, 1992, management determined, in accordance with its discussions with regulatory examiners, that factors in addition to historical loan experience should be considered in determining reasonably estimable loan losses. Accordingly, the Bank established a provision for loan losses in the amount of $47,000 in that year, and added $12,000 to its allowance in fiscal years 1993, 1994, 1995 and 1996.

          In December 1993 the banking regulatory agencies, including the OTS, adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

          The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated. As indicated above, First Federal has had no loans charged off during these periods.

                                                              Year Ended June 30,
                                                   -------------------------------------
                                                   1996    1995    1994    1993    1992
                                                   ----    ----    ----    ----    -----
                                                              (Dollars in thousands)
Balance at beginning of period.............        $  83   $  71   $  59   $  47   $  --
Provision for loan losses..................           12      12      12      12      47
                                                   -----   -----   -----   -----   -----
Balance at end of period...................        $  95   $  83   $  71   $  59   $  47
                                                   =====   =====   =====   =====   =====

          The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                            June 30,
                            --------------------------------------------------------------------------------------------------------

                                     1996                 1995                 1994                 1993                 1992
                          ---------------------  ------------------- -------------------- -------------------  ---------------------

                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                      Loans in             Loans in             Loans in             Loans in             Loans in
                                   Category to          Category to          Category to          Category to            Category to

                           Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount    Total Loans

                          -------- -----------  ------  -----------  ------  -----------  ------  -----------  ------    -----------

                                                                     (Dollars in thousands)
Real estate - mortgage:
  Residential..............     $89        93.8%     $78        94.1%     $67        94.2%     $56        94.4%     $44       94.5%
  Commercial...............       1         1.3        2         1.6        1         1.6        1         1.4        1        1.2
Real estate - construction.       1         0.6       --         0.3        1          .6       --          .1       --         --
Consumer...................       4         4.3        3         4.0        2         3.6        2         4.1        2        4.3
                                ---       -----      ---       -----      ---       -----      ---       -----      ---      -----
Total allowance for loan
 losses....................     $95       100.0%     $83       100.0%     $71       100.0%     $59       100.0%     $47      100.0%
                                ===       =====      ===       =====      ===       =====      ===       =====      ===      =====

     Numerous financial institutions throughout the United States have incurred losses in recent years due to significant increases in loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. Depressed real estate market conditions have adversely affected the economies of various regions and have had a severe impact on the financial condition and businesses of many of the financial institutions doing business in these areas. Considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in these regions, or of its ultimate impact on these financial institutions.

     As a result of declines in real estate market values and significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of examinations of such institutions by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for losses on loans and real estate acquired in settlement of such loans. While management believes First Federal has established its existing loan loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal's assets, will not make First Federal increase its loan loss allowance, thereby negatively affecting First Federal's reported financial condition and results of operations.

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below.

                                                             At June 30,
                                            ----------------------------------------------
                                             1996      1995      1994      1993      1992
                                            ------    ------    ------    ------    ------
                                                       (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more..............    $  118    $   34    $  213    $  272    $  568

Percentage of total loans...............       .11%      .03%      .20%      .30%      .70%
Percentage of total assets..............       .09%      .02%      .19%      .26%      .55%

     At June 30, 1996, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

INVESTMENT ACTIVITIES

     First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. First Federal may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require First Federal to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings associations are required to maintain. For additional information, see " -- Regulation of the Bank -- Liquidity Requirements."

     First Federal makes investments in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. The Bank currently maintains an investment portfolio consisting primarily of deposits in other financial institutions and U.S. Government agency issues. Investment decisions generally are made by First Federal's Investment Committee and approved by the Board of Directors. In the future, the Investment Committee may consider other investment options and investment strategies, including but not limited to FHLB Certificates of Deposit, U.S. Treasury issues, U.S. Government agency issues, and mortgage-backed securities.

     First Federal has the ability and it is management's intention to hold the Bank's investment securities to maturity. Therefore, First Federal carries these securities at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the security.

     The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.

                                                                       Year Ended June 30,
                                                           ------------------------------------------------
                                                             1996               1995                 1994
                                                           --------           --------             --------
                                                                           (In thousands)
Investment securities:
  State and municipal obligations......................    $    100           $    101             $    101
Interest-earning deposits and certificates of deposit..       5,873             38,680               10,929
U.S. Government agency issues..........................       8,772                 --                   --
FHLB stock.............................................       1,078                990                  994
                                                           --------           --------             --------
     Total investments.................................    $ 15,823           $ 39,771             $ 12,024
                                                           ========           ========             ========

           The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for First Federal's investments, excluding FHLB stock, at June 30, 1996.

                                                                 At June 30, 1996
                                        ---------------------------------------------------------------
                                          One Year or Less     One to Five Years     Five to Ten Years
                                        -------------------   -------------------   -------------------
                                        Carrying    Average   Carrying    Average   Carrying    Average
                                         Value       Yield      Value      Yield      Value      Yield
                                        --------    -------   --------    -------   --------    -------
                                                             (Dollars in thousands)
Investment securities:
  State and municipal
    obligations....................     $     --       -- %   $    100      6.24%   $     --      -- %
  U.S. Government agency
    issues.........................        3,005     5.79        4,772      5.69         995    6.64
Interest-earning deposits
 and certificates of deposit.......        5,873     5.12           --        --          --      --
                                        --------              --------              --------
    Total..........................     $  8,878              $  4,872              $    995
                                        ========              ========              ========

                                       ------------------------------------------------------
                                       More than Ten Years       Total Investment Portfolio
                                       -------------------     ------------------------------
                                       Carrying    Average     Carrying    Market     Average
                                         Value      Yield        Value     Value       Yield
                                       --------    -------     --------    ------     -------
Investment securities:
  State and municipal
    obligations....................    $     --       -- %     $    100    $  100       6.24%
  U.S. Government agency
    issues.........................          --       --          8,772     8,711       5.83
Interest-earning deposits
 and certificates of deposit.......          --       --          5,873     5,873       5.12
                                       --------                --------   -------
    Total..........................
                                       $     --                $ 14,745   $14,684
                                       ========                ========   =======


     For additional information, see Note A-2 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report to Stockholders (the "Annual Report") which is attached as Exhibit 13 hereto.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of First Federal's funds for lending and other investment purposes. In addition to deposits, First Federal derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowings may be used to supplement First Federal's available funds, and from time to time First Federal has borrowed funds from the FHLB of Cincinnati.

     Deposits. First Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook accounts, money market accounts, retirement savings accounts, checking accounts and certificates of deposit which range in term from three to 120 months. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.

     First Federal's policies are designed primarily to attract deposits from local residents through First Federal's branch network rather than from outside First Federal's market area. First Federal does not accept deposits from brokers due to their rate sensitivity. First Federal's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on First Federal's liquidity requirements, the rates paid by First Federal's competitors, First Federal's growth goals and applicable regulatory restrictions and requirements.

     Savings deposits in First Federal at June 30, 1996 were represented by the various types of savings programs described below.

Interest     Minimum                                Minimum  Balance in  Percentage of
Rate (1)      Term               Category           Amount   Thousands   Total Savings
- --------     -------             --------           -------  ----------  -------------
 3.00%       None             Passbook               $  100  $   11,165      12.72%
 3.00        None             Christmas Savings         N/A         209       0.24
 2.87        None             NOW                       300       1,445       1.65
 3.10        None             Golden 50                 300       1,437       1.64
 3.08        None             SuperNOW                1,000         743       0.85
 3.48        None             MMDA                    1,000       6,185       7.05
 --          None             Non Interest-Bearing      300         379       0.43
                                                                -------     ------
                                                                 21,563      24.58

                            Certificates of Deposit
                            -----------------------

 4.13        91-Days        Fixed Term, Fixed Rate        500     2,021       2.30
 4.89        182-Days       Fixed-Term, Fixed Rate        500     8,785      10.01
 5.39        9-month        Fixed-Term, Fixed Rate        100     1,046       1.19
 5.36        12-month       Fixed-Term, Fixed Rate        500    12,770      14.55
 6.83        18-month       Fixed-Term, Fixed Rate        500     1,344       1.53
 5.72        24-month       Fixed-Term, Fixed Rate        500     8,000       9.11
 6.16        30-month       Fixed-Term, Fixed Rate        500       605       0.69
 5.26        36-month       Fixed-Term, Fixed Rate        500     7,644       8.71
 5.44        60-month       Fixed-Term, Fixed Rate        500     3,036       3.46
 6.80        72-month       Fixed-Term, Fixed Rate        500       399       0.45
 5.38        12-month       Variable IRA                  100     6,349       7.23
 4.85        12-month       Fixed-Term, Variable Rate     500     1,304       1.49
 6.62        24-month(2)    Fixed Term, Variable Rate     500    12,767      14.54
 3.40        Varies         Other                         N/A       144       0.16
                                                                -------     ------
                                                                 66,214      75.42
                                                                -------     ------
                                                                $87,777     100.00%
                                                                =======     ======

_________________
(1)  Represents weighted average interest rate.
(2) Account holder has a one-time option to increase the interest rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by First Federal between the dates indicated.




                              Balance at                              Balance at                            Balance at
                               June 30,       % of      Increase       June 30,     % of        Increase     June 30,      % of
                                1996       Deposits    (Decrease)        1995      Deposits    (Decrease)      1994      Deposits
                              ---------    --------    ----------     ----------   --------    ----------    ---------   --------
                                                                      (Dollars  in thousands)
Passbook...................   $  11,165      12.72%    $  (35,007)(1) $   46,172     38.79%    $   30,972(2) $  15,200      17.06%
Statement savings..........          --         --            (88)            88      0.07            (85)         173       0.19
Christmas savings..........         209       0.24            (16)           225      0.19             (7)         232       0.26
NOW........................       1,445       1.65             41          1,404      1.18            371        1,033       1.16
Golden 50..................       1,437       1.64            163          1,274      1.07           (716)       1,990       2.23
SuperNOW...................         743       0.85            263            480      0.40           (374)         854       0.96
MMDA.......................       6,185       7.05            (26)         6,211      5.22         (1,610)       7,821       8.78
Non interest-bearing.......         379       0.43            340             39      0.03             12           27       0.03
                              ---------     ------     ----------     ----------    ------        -------    ---------    -------
                                 21,563      24.58        (34,330)        55,893     46.95         28,563       27,330      30.67

Certificates of Deposit
- -----------------------
Fixed-Term, Fixed-Rate:
 91-days...................       2,021       2.30           (974)         2,995      2.52          1,021        1,974       2.22
 182-days..................       8,785      10.01            465          8,320      6.99         (2,212)      10,532      11.82
 9-month...................       1,046       1.19          1,046             --        --             --           --         --
 12-month..................      12,770      14.55          1,197         11,573      9.72         (3,569)      15,142      16.99
 18-month..................       1,344       1.53             71          1,273      1.07          1,273           --         --
 24-month..................       8,000       9.11             56          7,944      6.67         (2,330)      10,274      11.53
 30-month..................         605       0.69            (33)           638      0.54            638           --         --
 36-month..................       7,644       8.71            414          7,230      6.07         (1,506)       8,736       9.80
 60-month..................       3,036       3.46            163          2,873      2.41           (159)       3,032       3.40
 72-month..................         399       0.45           (107)           506      0.43           (948)       1,454       1.63
Variable IRA (12-month)....       6,349       7.23            216          6,133      5.15         (1,600)       7,733       8.68
Fixed-Term, Variable-Rate
 (12 month)................       1,304       1.49           (461)         1,765      1.48           (803)       2,568       2.88
Fixed-Term, Variable-Rate
 (24 month)................      12,767      14.54          1,088         11,679      9.81         11,679           --         --
IRA fixed rate (30 month)..          --         --             --             --        --            (24)          24       0.03
Fixed-Term, Fixed-Rate
 (8-year)..................          --         --             (5)             5      0.01           (122)         127       0.14
Fixed-Term, Fixed-Rate
 (4-year)..................          --         --            (15)            15      0.01           (174)         189       0.21
Other......................         144       0.16            (55)           199      0.17            199           --         --
                              ---------     ------     ----------     ----------    ------        -------    ---------    -------
                                 66,214      75.42          3,066         63,148     53.05          1,363       61,785      69.33
                              ---------     ------     ----------     ----------    ------        -------    ---------    -------
  Total....................   $  87,777     100.00%    $   31,264     $  119,041    100.00%       $29,926    $  89,115     100.00%
                              =========     ======     ==========     ==========    ======        =======    =========    =======

____________________
(1) Decrease represents in part funds used for purchase of shares in the Conversion.
(2) Increase represents in part funds received for purchase of shares in the Conversion.

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.



                                                   Year Ended June 30,
                           -------------------------------------------------------------------
                                   1996                   1995                   1994
                           ---------------------  ---------------------  ---------------------
                           Interest-              Interest-              Interest-
                           Bearing                Bearing                Bearing
                           Demand         Time    Demand         Time    Demand        Time
                           Deposits     Deposits  Deposits     Deposits  Deposits     Deposits
                           --------     --------  --------     --------  --------     --------
                                                (Dollars in thousands)
Average balance..........  $ 13,805     $ 63,656  $ 10,455     $ 62,184  $ 10,984     $ 63,108
Average rate.............      3.06%        5.64%     3.16%        4.96%     3.26%        4.51%


     The following table sets forth the time deposits in First Federal classified by rates at the dates indicated.

                                        At June 30,
                               -----------------------------
                                1996        1995       1994
                               ------      ------     ------
                                       (In thousands)
     2 - 3.99%...............  $   135     $   217    $20,725
     4 - 5.99%...............   46,122      41,111     37,605
     6 - 7.99%...............   19,795      21,447      2,152
     8 - 9.99%...............      162         319        983
     10.00 - 11.99%..........       --          54        320
                               -------     -------    -------
                               $66,214     $63,148    $61,785
                               =======     =======    =======


     The following table sets forth the amount and maturities of time deposits in First Federal at June 30, 1996.

                                        Amount Due
                     -------------------------------------------------
                     Less Than                        After
Rate                 One Year   1-2 Years  2-3 Years  3 Years   Total
- ----                 ---------  ---------  ---------  -------  -------
                                       (In thousands)
2 -  3.99%........   $      --  $      --  $      85  $    50  $   135
4 -  5.99%........      36,502      6,113      3,101      406   46,122
6 -  7.99%........      15,867      2,661        893      374   19,795
8 -  9.99%........          82         78          2       --      162
                     ---------  ---------  ---------  -------  -------
                     $  52,451  $   8,852  $   4,081  $   830  $66,214
                     =========  =========  =========  =======  =======

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 1996.

                                                   Certificates
     Maturity Period                                of Deposit
     ---------------                               ------------
                                                  (In thousands)
     Three months or less................              $  646
     More than three through six months..                 612
     More than six through 12 months.....               2,889
     Over 12 months......................               1,578
                                                       ------
         Total.........................                $5,725
                                                       ======


     The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                  Year Ended June 30,
                                           ----------------------------------
                                            1996          1995          1994
                                           ------        ------        ------
                                                     (In thousands)
Beginning balance........................ $119,041     $ 89,115      $ 88,736

Deposits.................................   62,402       74,935        36,097
Withdrawals..............................   96,507       47,920        38,358
                                          --------     --------      --------
Net increase (decrease) before interest
  credited...............................  (34,105)      27,015        (2,261)
Interest credited........................    2,841        2,911         2,640
                                          --------     --------      --------
Net increase (decrease) in deposits......  (31,264)      29,926           379
                                          --------     --------      --------
Ending balance........................... $ 87,777     $119,041      $ 89,115
                                          ========     ========      ========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 1996, First Federal had $5.0 million in advances outstanding from the FHLB of Cincinnati. In recent years First Federal has not utilized borrowings from the FHLB of Cincinnati, except for occasional FHLB short-term advances to ensure compliance with liquidity requirements. However, in connection with its decision to originate fixed rate mortgage loans in 1993, First Federal began to obtain advances from the FHLB in order to fund such loans. The advances from the FHLB have interest rates ranging from 6.16% to 6.69%, and have maturity dates between fiscal years 2004 and 2016.

     On May 31, 1996, the Company borrowed $500,000 from the Farmers Bank of Frankfort, Kentucky. These funds were used for general corporate purposes including the payment of dividends. The loan was repaid in full on July 23, 1996.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                                    At or for the
                                                                  Year Ended June 30,
                                                               -------------------------
                                                                 1996             1995
                                                               --------         --------
                                                                 (Dollars in thousands)
Amounts outstanding at end of period:
 FHLB advances.........................................        $  4,998         $  4,416
 Other loans...........................................             500               --
                                                               --------         --------
  Total................................................           5,498            4,416

Weighted average rate paid on:
 FHLB advances.........................................            6.33%            6.28%
 Other loans...........................................            8.25%             -- %

                                                                    At or for the
                                                                  Year Ended June 30,
                                                               -------------------------
                                                                 1996             1995
                                                               --------         --------
                                                                 (Dollars in thousands)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances.........................................        $  5,044         $  4,716
 Other loans...........................................             500               --

                                                                        For the
                                                                  Year Ended June 30,
                                                               -------------------------
                                                                 1996             1995
                                                               --------         --------
                                                                 (Dollars in thousands)
Approximate average short-term borrowings outstanding
 with respect to:
 FHLB advances.........................................        $     --         $     --
 Other loans...........................................              42               --

Approximate weighted average rate paid on: (1)
 FHLB advances.........................................            6.23%            6.32%
 Other loans...........................................            8.25%              --

_______________________
(1) Weighted average computed by dividing total interest paid by average balance outstanding.

     As of June 30, 1996, First Federal could borrow up to an additional $27.1 million from the FHLB of Cincinnati. As of June 30, 1996, the Bank had $5.0 million in advances outstanding. Further asset growth may be funded through additional advances.

MARKET AREA

     First Federal currently conducts its business through three banking offices located in the City of Frankfort, Kentucky, which is located in the bluegrass region of central Kentucky in Franklin County and which is about 50 miles east of Louisville and 30 miles west of Lexington. The Bank's primary lending area includes the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending being originated on properties located in Franklin County.

     Based on the 1990 census, Franklin County has a population of approximately 44,000, of which approximately 26,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 30% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 4% in recent years, which has been consistently among the lowest in Kentucky.

COMPETITION

     First Federal faces strong competition for deposits and loans. First Federal's principal competitors for deposits are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, realtors, builders and general public in its market area. Despite First Federal's small size relative to the many and various other depository and lending institutions in its market area, First Federal usually ranks first with respect to the origination of single family purchase mortgages made on properties located in Franklin County. Nevertheless, the level of competition in the Bank's market area has limited to a certain extent the lending opportunities in the area.

EMPLOYEES

     As of June 30, 1996, First Federal had 25 full-time and no part-time employees, none of whom was represented by a collective bargaining agreement.

REGULATION OF THE COMPANY

     GENERAL. The Company is registered as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA") with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender

("QTL") Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidi aries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     Under the Bank Holding Company Act of 1956, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings institution, First Federal is subject to extensive regulation by the OTS. The lending activities and other investments of First Federal must comply with various state and federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with these agencies describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1996, First Federal had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments as well as a pro rated portion of the assets of other subsidiaries for which deduction is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and, after July 1, 1990, by an increasing percentage of the savings association's high loan-to-value ratio land loans and nonresidential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1996, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1996.

                                                              Percent of
                                                   Amount     Assets (1)
                                                  ---------  ------------
                                                  (Dollars in thousands)
         Tangible capital.......................    $32,373        25.20%
         Tangible capital requirement...........      1,927         1.50
                                                    -------        -----
           Excess...............................    $30,446        23.70%
                                                    =======        =====

         Core capital...........................    $32,373        25.20%
         Core capital requirement...............      3,854         3.00
                                                    -------        -----
           Excess...............................    $28,519        22.20%
                                                    =======        =====

         Risk-based capital.....................    $32,468        51.62%
         Risk-based capital requirement.........      5,032         8.00
                                                    -------        -----
           Excess...............................    $27,436        43.62%
                                                    =======        =====

         Tier 1 capital.........................    $32,373        25.20%
         Tier 1 capital requirement.............      5,138         4.00
                                                    -------        -----
           Excess...............................    $27,235        21.20%
                                                    =======        =====

         Tier 1 risk-based capital..............    $32,468        51.62%
         Tier 1 risk-based capital requirement..      2,516         4.00
                                                    -------        -----
           Excess...............................    $29,952        47.62%
                                                    =======        =====

- --------------------
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

     The OTS has adopted an amendment to its risk-based capital requirements that requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became
critically undercapitalized.   If a savings institution is in compliance with an
approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

     Effective December 19, 1992, the federal banking regulators, including the OTS, adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under these regulations.

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing; (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas.

     In addition, a savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1996, approximately 97% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the
beginning of the calendar year.   A savings institution with total capital in
excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

     Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. The final rule and the guidelines became effective on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards has materially affected the Bank's operations.

     Additionally under FDICIA, as amended by the CDRI Act, the Federal banking agencies were required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the Federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C.

     SAIF members are generally prohibited from converting to the BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the later of August 9, 1994 or the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF and an entrance fee to BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased servicing rights and purchased credit card receivables and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings association is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets.

     On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment becomes effective September 30, 1995. Subsequently, the FDIC reduced the premium rate to a range of from the statutory minimum of $1,000 per semi-annual period for the most highly-rated BIF institutions to 0.27% of insured deposits for undercapitalized institutions. These amendments created a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

     A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one time assessment of an amount sufficient to bring the SAIF to a level equal to 1.25% of insured deposits (originally estimated to be up to approximately 0.85% of insured deposits) to be imposed on all SAIF-insured deposits held as of March 31, 1995. This assessment was originally scheduled to be payable during the first quarter of 1996. This legislation was subsequently vetoed by the President. It is unknown whether legislation of this type will be enacted, or if enacted, the amount of such special assessment. It is currently estimated that a special assessment of between 67 and 71 basis points would be required to fully recapitalize the SAIF. If a special assessment equal to 71 basis points were to be required, it would result in a one-time after-tax charge of up to approximately $410,000. Such assessment would have the effect of reducing the Bank's tangible and core capital to $32.0 million, or 25.0%, of adjusted total assets, and risk-based capital to $32.1 million, or 51.0%, of risk-weighted assets as of June 30, 1996. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net earnings in future periods.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Bank at June 30, 1996, were 10.4% and 10.4%, respectively.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1996, of $1.1 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1996, the Bank had $5.0 million in advances and other borrowings from the FHLB
of Cincinnati.   See " -- Deposit Activity and Other Sources of Funds --
Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1996, the Bank met its reserve requirements.

TAXATION

     First Federal files its tax return based on a fiscal year ending June 30. The Company and the Bank will file separate tax returns for fiscal 1996.

     Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as First Federal which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

     First Federal historically elected to use the percentage of taxable income method. Under such method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, no deduction was permitted in the event that less than 60% of the total dollar amount of the assets of an association fell within such categories.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes on its post-1987 additions to its bad debt reserves and, as a result, the recapture provisions will have no effect on the Bank's results of operations.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     First Federal's federal corporate income tax returns have not been audited in the last five years.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period.
Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the new rule.

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. First Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of First Federal's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the year ended June 30, 1996, the amount of such expense for First Federal was $100,000.

     Shareholders of the Company who are residents of the Commonwealth of Kentucky may be subject to a Kentucky tax on intangible property, defined for this purpose to include shares of stock in a corporation. The tax is an ad valorem tax based upon the fair market value of the shares held by the individual, and is assessed at a rate of $.25 per $100 in value.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officer of the Company who does not serve on the Board of Directors.


                               AGE AT
                              JUNE 30,
NAME                            1996          TITLE
- ----                         ----------       -----
Joyce H. Jennings (1)            59           Vice President and Treasurer

_______________
(1) Mrs. Jennings is the wife of William C. Jennings, Chairman of the Board and President of the Company and the Bank and the mother of Donald Jennings, Vice President of the Bank.


     JOYCE H. JENNINGS has been an employee of First Federal since 1955. She has served as Vice President and Treasurer of the Bank since 1983 and Treasurer of the Company since its inception. Mrs. Jennings has been active in philanthropy and civic activities in the Frankfort area, and holds several offices in her church. She currently serves on the Board of the Franklin County Council on Aging. Her husband, William C. Jennings, is President and Chairman of the Board of the Company and First Federal and her son, Donald Jennings, is Vice President of the Bank.


ITEM 2.  PROPERTIES
- -------------------

     The following table sets forth information regarding First Federal's offices at June 30, 1996.

                                                         Book Value                             Deposits at
                                  Year       Owned or    at June 30,      Approximate            June 30,
                                 Opened       Leased        1996         Square Footage            1996
                                 ------      --------    -----------     --------------          --------
                                                         (Dollars in thousands)
MAIN OFFICE:
216 West Main Street              1989        Owned       $  1,257           14,400             $  49,003
Frankfort, Kentucky  40601

BRANCH OFFICES:
East Branch                       1971        Owned            162            1,800                22,538
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                       1975        Owned            157            2,480                16,236
1220 US 127 South
Frankfort, Kentucky  40601

     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 1996 was $30,000. First Federal owns a small parcel of land to the rear of the East Branch which is rented to a local business for parking.

     The book value of First Federal's investment in premises and equipment totaled $1.6 million at June 30, 1996.

ITEM 3. LEGAL PROCEEDINGS.
- -------------------------

     From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 1996, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
- ----------------------------------------------------------------------------
MATTERS
- -------

     The information required by this Item is incorporated by reference to "Market Information" contained in the Company's Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The financial statements required by this item are incorporated by reference to the consolidated financial statements, notes to consolidated financial statements and independent auditors' report in the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

     The information required by this Item is incorporated by reference to the Company's Current Report on Form 8-K dated April 2, 1996 and filed on April 2, 1996 and the Company's Current Report on Form 8-K/A dated April 2, 1996 and filed on April 9, 1996.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I
- -- Election of Directors" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     For certain information regarding the one executive officer of the Company who is not a director, see "Item 1. Description of Business -- Executive Officers Who Are Not Directors."

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
- -------------------------------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of June 30, 1996 and 1995

          Consolidated Statements of Earnings for the years ended June 30, 1996, 1995, and 1994

          Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements for the years ended June 30, 1996, 1995 and 1994

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

                                                                                              Page in
                                                                                            Sequentially
   No.           Description                                                                Numbered Copy
   ---           -----------                                                                -------------
   3.1           Certificate of Incorporation of Frankfort First Bancorp, Inc.                   *
   3.2           Bylaws of Frankfort First Bancorp, Inc.                                         *
   4             Form of Stock Certificate of Frankfort First Bancorp, Inc.                      *
   10.1          Stock Option and Incentive Plan                                                 * +
   10.2          Management Recognition Plan                                                     * +
   10.3(a)       Employment Agreements with First Federal Savings Bank of Frankfort              * +
   10.3(b)       Employment Agreements with Frankfort First Bancorp, Inc.                        * +
   10.4          Deferred Compensation Plan                                                      * +
   10.5          Trust Agreement Relating to Employment Agreements and Deferred                  ** +
                 Compensation Plan
   13            Annual Report to Stockholders
   21            Subsidiaries of the Registrant
   23.1          Consent of Grant Thornton L.L.P.
   23.2          Consent of Butler & Associates, P.S.C.
   27            Financial Data Schedule

- --------------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-83968).
(**) Incorporated herein by reference from the Company's Annual Report on Form
     10-K for the fiscal year ended June 30, 1995.
(+)  Management contract or compensatory plan or arrangement.


     (B)  REPORTS ON FORM 8-K.  A Current Report on Form 8-K dated April 2, 1996
          -------------------
and filed on April 2, 1996 and a Current Report on Form 8-K/A filed on April 9, 1996 amending such report were filed by the Company during the last quarter ended June 30, 1996 to report under Item 4 a change in the Company's certifying accountant. The Company also filed a Current Report on Form 8-K dated April 23, 1996 to report the declaration of a special dividend.

     (C)  EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
          --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (D)  FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.
          --------------------------------------------------------------
There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRANKFORT FIRST BANCORP, INC.


September 10, 1996                   By: /s/ William C. Jennings
                                         ---------------------------------------
                                         William C. Jennings
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William C. Jennings                                 September 10, 1996
- ------------------------------------------
William C. Jennings
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)


/s/ Danny A. Garland                                    September 10, 1996
- ------------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton, III                              September 10, 1996
- ------------------------------------------
Charles A. Cotton, III
Director


/s/ David Eddins                                        September 10, 1996
- ------------------------------------------
David Eddins
Director


/s/ William M. Johnson                                  September 10, 1996
- ------------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                                       September 10, 1996
- ------------------------------------------
Frank McGrath
Director


/s/ Herman D. Regan, Jr.                                September 10, 1996
- ------------------------------------------
Herman D. Regan, Jr.
Director