Form 10-Q
period 1996-09-30
FRANKFORT FIRST BANCORP INC
filed 1996-11-14
CIK 930182

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -----------
Commission file number:  0-26360

                         Frankfort First Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       61-1271129
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification Number)


     216 West Main Street, Frankfort, Kentucky                       40602
--------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)


                                (502) 223-1638
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X       No
                                                       -----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1996: 3,440,000

Page 1 of 11 pages

CONTENTS


PART I.      FINANCIAL INFORMATION                                         PAGE
             ------------------------------------------------------------------

Item 1       Consolidated Statements of Financial Condition at
             September 30, 1996 and June 30, 1996                           3

             Consolidated Statements of Operations for the three
             months ended September 30, 1996 and 1995                       4

             Consolidated Statements of Cash Flows for the three
             months ended September 30, 1996 and 1995                       5

             Notes to Consolidated Financial Statements                     6

Item 2       Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                     8

PART II.     OTHER INFORMATION
             -----------------

Item 1       Legal Proceedings                                             10

Item 2       Changes in Securities                                         10

Item 3       Defaults upon Senior Securities                               10

Item 4       Submission of Matters to a
             Vote of Security Holders                                      10

Item 5.      Other Information                                             10

Item 6.      Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                                 11
----------

                         Frankfort First Bancorp, Inc.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)

                                                                                            September 30,               June 30,
                                                                                                1996                      1996

  ASSETS
Cash and due from banks                                                                     $        143             $        144
Interest-bearing deposits in other financial institutions                                          4,429                    5,673
                                                                                            ------------             ------------
    Cash and cash equivalents                                                                      4,572                    5,817

Certificates of deposit in other financial institutions                                              200                      200
Investment securities - at amortized cost, approximate fair market value of
  $7,711 and $8,811 as of September 30, 1996 and June 30, 1996                                     7,866                    8,872
Loans receivable - net                                                                           112,686                  110,331
Office premises and equipment - at depreciated cost                                                1,633                    1,606
Federal Home Loan Bank stock - at cost                                                             1,078                    1,078
Accrued interest receivable on loans                                                                 260                      264
Accrued interest receivable on investments and interest-bearing deposits                             138                      156
Prepaid expenses and other assets                                                                    100                      126
Prepaid federal income taxes                                                                         138                       21
Deferred federal income taxes                                                                         39                       42
                                                                                            ------------             ------------
    Total assets                                                                            $    128,710             $    128,513
                                                                                            ============             ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                                    $     86,693             $     87,777
Advances from the Federal Home Loan Bank                                                           6,423                    4,998
Other borrowed money                                                                                  --                      500
Advances by borrowers for taxes and insurance                                                        339                      267
Accrued interest payable                                                                             123                      138
Other liabilities                                                                                  1,277                      568
                                                                                            ------------             ------------
    Total liabilities                                                                             94,855                   94,248

Commitments                                                                                           --                       --

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par
    value: no shares issued                                                                           --                       --
  Common stock, 7,500,000 shares authorized, $.01 par
    value: 3,450,000 shares issued                                                                    35                       35
  Additional paid-in capital                                                                      19,595                   19,595
  Retained earnings - restricted                                                                  18,707                   19,120
  Shares acquired by employee stock benefit plans                                                 (4,379)                  (4,485)
  Less 10,000 shares of treasury stock - at cost                                                    (103)                      --
    Total shareholders' equity                                                                    33,855                   34,265
                                                                                            ------------             ------------
    Total liabilities and shareholders' equity                                              $    128,710             $    128,513
                                                                                            ============             ============

                         Frankfort First Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three months ended September 30,
                                (In thousands)

                                                                    1996             1995
Interest Income
  Loans                                                          $      2,054    $      1,922
  Investment securities                                                   195             501
  Interest-bearing deposits and other                                      19              17
                                                                 ------------    ------------
      Total interest income                                             2,268           2,440

Interest expense
  Deposits                                                              1,075           1,095
  Borrowings                                                               91              69
                                                                 ------------    ------------
      Total interest expense                                            1,166           1,164

      Net interest income                                               1,102           1,276

Provision for losses on loans                                               3               3

      Net interest income after provision for
        losses on loans                                                 1,099           1,273

Other operating income                                                     23              26

General, administrative, and other expense
  Employee compensation and benefits                                      441             341
  Occupancy and equipment                                                  40              40
  Federal deposit insurance premiums                                      637              67
  Franchise and other taxes                                                37              25
  Data processing                                                          32              30
  Other operating                                                          92             103
                                                                 ------------    ------------
      Total general, administrative, and other expense                  1,279             606

      Earnings (loss) before income taxes (credits)                      (157)            693

Federal income taxes (credits)
  Current                                                                 (57)            225
  Deferred                                                                  3             (24)

      Total federal income taxes (credits)                                (54)            201

      NET EARNINGS (LOSS)                                        $       (103)   $        492
                                                                 =============   ============
      EARNINGS (LOSS) PER SHARE                                  $      (0.03)   $       0.15
                                                                 =============   ============

                         Frankfort First Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended September 30
                                (in thousands)

                                                          1996           1995
Cash flows from operating activities:
 Net earnings (loss for the period                     $     (103)    $      492
 Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating
  activities:
   Amortization of discounts and premiums on
    loans, investments, and mortgage backed
    securities, net                                             6             (3)
   Amortization of deferred loan origination fees              (6)           (10)
   Depreciation and amortization                               31             23
   Provision for losses on loans                                3              3
   Amortization expense or expense related to
    employee stock benefit plans                              106            --
   Federal Home Loan Bank stock dividends                     --             (16)
   Increase (decrease) in cash due to changes in:
     Accrued interest receivable                               22            (91)
     Prepaid expenses and other assets                         26            573
     Other liabilities                                        694            225
     Federal income taxes
      Current                                                (117)           259
      Deferred                                                  3             (6)
       Net cash provided by operating activities              665          1,449
Cash flows provided by (used in) investing activites:
 Purchase of investment securities designated as
  held to maturity                                            --          (5,750)
 Proceeds from maturity of investment securities            1,000            --
 Loan principal repayments                                  6,405          7,459
 Loan disbursements                                        (8,757)        (9,358)
 Purchase of office premises and equipment                    (58)            (1)
      Net cash used in investing activities                (1,410)        (7,650)
Cash flows provided by (used in) financing activities:
 Net increase (decrease) in deposit accounts               (1,084)       (35,420)
 Net proceeds from the issuance of common stock               --          30,680
 Purchase of treasury stock                                  (103)           --
 Proceeds from Federal Home Loan Bank advances              1,500            --
 Repayment of Federal Home Loan Bank advances                 (75)           (61)
 Repayment of other borrowed money                           (500)           --
 Advances by borrowers for taxes and insurance                 72              3
 Dividends on common stock                                   (310)          (311)

      Net cash used in financing activities                  (500)        (5,109)
                                                       ----------     ----------
Net increase (decrease) in cash and cash equivalents       (1,245)       (11,310)
Cash and cash equivalents at beginning of period            5,817         38,617
                                                       ----------     ----------
Cash and cash equivalents at end of period             $    4,572     $   27,307
                                                       ==========     ==========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                $       60     $      --
                                                       ==========     ==========
Interest on deposits and borrowings                    $    1,181     $    1,201
                                                       ==========     ==========

                         Frankfort First Bancorp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                          September 30, 1996 and 1995

(1)  BASIS OF PRESENTATIONS

On July 7, 1995, First Federal Savings Bank of Frankfort converted from a Federal mutual savings bank to a Federal stock savings bank. The stock of the Bank was issued to the holding company (Frankfort First Bancorp, Inc., the "Company") formed in connection with the conversion. Pursuant to the Bank's Plan of Conversion, shares of capital stock of the Company were offered initially for subscription to eligible account holders, the employee stock ownership plan (ESOP) of the Company, supplemental eligible account holders, other members of the Bank, and members of the public pursuant to priorities established by applicable regulations. The number of shares sold was 3,450,000, at $10 per share, resulting in gross proceeds of $34,500,000.

Pursuant to the Bank's plan of conversion, the Company  loaned to the Bank's
ESOP trust $2,710,000 for purchase of stock by the ESOP.   In addition, the
Company has reimbursed the Bank for conversion costs incurred by the Bank. The total conversion cost was $1,110,048. The Company invested one half of the remainder, $16,694,976 to purchase 100% of the ownership of the Bank. The remaining proceeds have been invested or used for general corporate purposes.

The Company charged the deferred conversion costs against the gross proceeds and accounts for its investment in the Bank under the equity method.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of operations, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The statement of operations for the three month period ended September 30, 1996 is not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 1996.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS (LOSS) PER SHARE

Primary and fully diluted earnings (loss) per share for the three months ended September 30, 1996 and 1995 are based upon the weighted average shares outstanding during the periods plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding totaled 3,198,392 and 3,179,000 for the three months ended September 30, 1996 and 1995, respectively.

(4)  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Mortgage Servicing Rights. In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that the Company recognizes as separate assets rights to service mortgage loans for others, regardless of how those servicing rights were acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 also requires that an enterprise allocate the cost of purchasing or originating the mortgage loans between the mortgage servicing rights and the loans when mortgage loans are securitized, if it is practicable to estimate the fair value of mortgage servicing rights. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment would be measured based on fair value. SFAS No. 122 is to be applied prospectively to the Company's fiscal year beginning July 1, 1996, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. Management adopted SFAS No. 122 on July 1, 1996, as required, without material effect on the Company's consolidated financial position or results of operations.

     Accounting for Stock-Based Compensation. In October, 1994, the FASB issued SFAS No. 123 entitled "Accounting for Stock Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation paid to employees. SFAS No. 123 recognizes the fair value of an award of stock or stock options on the grant date and is effective for transactions occurring after December 1995. Companies are allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 and therefore adoption of SFAS No. 123 will not have a material effect on the Company's consolidated financial condition or results of operations.

     Accounting for Transfers of Financial Assets. In June 1996, the FASB issued SFAS No. 125. "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

     An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

     SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Comparison of Financial Condition at September 30, 1996 and June 30, 1996

     Assets: The Company's total assets increased slightly from $128.5 million at June 30, 1996 to $128.7 million at September 30, 1996. The Company's net loans receivable increased from $110.3 million at June 30, 1996 to $112.7 million at September 30, 1996 for an increase of $2.4 million or 2.1%. Cash used to fund this increase in loans was drawn from investment securities (which decreased by $1.0 million or 11.3%) and cash and cash equivalents (which decreased by $1.2 million or 21.4%).

     Liabilities: Deposits decreased from $87.8 million at June 30, 1996 to $86.7 million at September 30, 1996, a decrease of $1.1 or 1.2%. Advances from the Federal Home Loan Bank increased from $5.0 million at June 30, 1996 to $6.4 million at September 30, 1996, an increase of $1.4 million or 28.5%. Generally, the rates paid on advances from the Federal Home Loan Bank are higher than rates paid on consumer deposits. However, these advances are being used to fund fixed rate mortgages which generally provide a higher yield than adjustable rate mortgages, which is the Company's primary loan product. Also, by matching long term advances from the Federal Home Loan Bank with fixed rate mortgages, the Company can reduce its exposure to interest rate risk.

     Shareholder's Equity: Shareholder's equity decreased from $34.3 million at June 30, 1996 to $33.9 million at September 30, 1996, a net decrease of $410,000 or 1.2%. This decrease was primarily caused by the Company's net loss of $103,000 in the three months ended September 30, 1996 and the Company's accrual for its regular dividend of $310,000 paid to shareholders on October 15, 1996. The Company's book value per share was $9.84 at September 30, 1996 compared to $9.93 at June 30, 1996.

Comparison of Results of Operations for the Three Months Ended September 30, 1996 and September 30, 1995

     Net Earnings: The Company's net earnings decreased from $492,000 for the three-month period ended September 30, 1995 to a net loss of $103,000 for the three-month period ended September 30, 1996, a decrease of $595,000 or 120.9%. The decrease is primarily attributable to an increase in general, administrative, and other expenses of $673,000 coupled with a $174,000 decrease in net interest income. The Company's earnings per share fell from $0.15 per share for the three months ended September 30, 1995 to a loss of $0.03 per share for the three months ended September 30, 1996.

     Net Interest Income: Net interest income decreased from $1.3 million for the three-month period ended September 30, 1995 to $1.1 million for the three-month period ended March 31, 1996 for a decrease of $174,000 or 13.6%. This decrease was primarily due to the decrease in interest income.

     Interest Income: Interest income decreased from $2.4 million for the three-month period ended September 30, 1995 to $2.3 million for the three-month period ended September 30, 1996, a decrease of $172,000 or 7.0%. This decrease was primarily due to the decrease in the Company's average interest-earning assets which fell from $137.3 million for the three months ended September 30, 1995 to $125.9 million for the three-month period ended September 30, 1996. This reduction is primarily the result of the Company's one-time return of capital paid to stockholders on June 3, 1996 in the amount of $13.8 million.

     Interest Expense: Interest expense remained virtually the same at $1.2 million for both the three month period ended September 30, 1995 and the three month period ended September 30, 1996.

     Provision for Losses on Loans: Provision for losses on loans remained constant at $3,000 for both periods. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain a constant provision for loan losses for the three-month period ended September 30, 1996. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms.

     Other Operating Income: Other operating income decreased from $26,000 for the three months ended September 30, 1995 to $23,000 for the three months ended September 30, 1996. Noninterest income is not a significant component of the Company's statement of operations.

     General, Administrative, and Other Expenses: General, administrative, and other expense increased from $606,000 for the three-month period ended September 30, 1995 to $1.3 million for the three-month period ended September 30, 1996 for an increase of $673,000 or 111.1%. This increase was primarily caused by the one-time special assessment of $567,000 to recapitalize the Savings Association Insurance Fund. Commencing in 1997, the premium that the Company pays for FDIC Insurance will be reduced from 23 basis points to a lesser amount comprised of
6.5 basis points plus potentially an additional amount anticipated to be announced by the FDIC during 1996. This lower premium will reduce the Company's expense for FDIC insurance in future periods. In addition, the Company's expense for employee compensation and benefits increased by $100,000 or 29.3%, which is primarily the result of accrued expense for the Company's Management Recognition Plan which was approved by stockholders at the Annual Meeting of the Company held January 16, 1996.

     Income Tax: The Company's provision for federal income taxes declined by $255,000 to a credit provision of $54,000 for the three months ended September 30, 1996 as compared to a provision of $201,000 for the comparable period in 1995. The decline resulted primarily from the decline in pretax earnings of $850,000. The Company's effective tax rates were 34.4% and 29.0% for the three months ended September 30, 1996 and 1995, respectively.

     Non-Performing Assets: At March 31, 1996, the Bank had approximately $204,000 in loans 90 days or more past due but still accruing. The Bank had no loans classified as Substandard, Doubtful, or Loss. These delinquent loans represent 0.18% of the Bank's net loans.

     Dividends: On September 14, 1995, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.09 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to stockholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on July 15, 1996. At September 30, 1996 the Company had accrued approximately $310,000 for the payment of a dividend on October 15, 1996.

     In addition to this regular dividend policy, on June 3, 1996 the Company also paid a one-time return of capital in the amount of $4 per share to shareholders of record on May 15, 1996. Based on a Private Letter Ruling from the I.R.S., the Company has determined that $3.96 of this dividend $0.08 of each of the first and second regular quarterly cash dividends paid in fiscal 1996 will not be considered taxable dividends, but will be applied against and will reduce the shareholders' adjusted basis in the Company's common stock.

     Stock Repurchase: On September 18, 1996, the Company announced a plan to purchase up to 172,500 shares of the Company's common stock, which represents approximately 5% of the outstanding common stock. The program will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The repurchase should be completed within nine months. Management considers the Company's common stock to be an attractive investment, and the repurchase program is expected to improve liquidity in the market for the common stock and result in increased per share earnings and book value. At September 30, 1996, 10,000 shares had been repurchased at an average price of $10.25 per share.

PART II.

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        On September 18, 1996, the Company filed an 8-K which announced the commencement of a stock repurchase program to purchase up to 172,500 shares of the Company's common stock, which represents approximately 5% of the outstanding common stock.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Frankfort First Bancorp, Inc.


Date: November 11, 1996
                                          /S/  William C. Jennings
                                          ----------------------------------
                                          William C. Jennings
                                          Chairman, President, and
                                          Chief Executive Officer
                                          (Principal Executive Officer
                                          and Principal Financial and
                                          Accounting Officer)