Form 10-Q
period 1996-12-31
FRANKFORT FIRST BANCORP INC
filed 1997-02-13
CIK 930182

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
        EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     X      No
                                                       ----------   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 7, 1997: 3,385,000

Page 1 of  12 pages

                                   CONTENTS


PART I.     FINANCIAL INFORMATION                                 PAGE
            ----------------------------------------------------------

Item 1      Consolidated Statements of Financial Condition at
            December 31, 1996 and June 30, 1996                   3

            Consolidated Statements of Earnings for the three
            months and six months ended December 31,
            1996 and 1995                                         4

            Consolidated Statements of Cash Flows for the six
            months ended December 31, 1996 and 1995               5

            Notes to Consolidated Financial Statements            6

Item 2      Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                            7

PART II.    OTHER INFORMATION
            -----------------

Item 1      Legal Proceedings                                    11

Item 2      Changes in Securities                                11

Item 3      Defaults upon Senior Securities                      11

Item 4      Submission of Matters to a
            Vote of Security Holders                             11

Item 5.     Other Information                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                       12
----------

                         Frankfort First Bancorp, Inc.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands)

                                                                     December 31,         June 30,
                                                                        1996                1996
    ASSETS
Cash and due from banks                                            $        146       $        144
Interest-bearing deposits in other financial institutions                 5,065              5,673
                                                                          -----              -----
       Cash and cash equivalents                                          5,211              5,817

Certificates of deposit in other financial institutions                     200                200
Investment securities - at amortized cost, approximate
    fair market value of $5,832 and $8,811 as of
    December 31, 1996 and June 30, 1996                                   5,861              8,872
Loans receivable - net                                                  115,428            110,331
Office premises and equipment - at depreciated cost                       1,613              1,606
Federal Home Loan Bank stock - at cost                                    1,097              1,078
Accrued interest receivable on loans                                        255                264
Accrued interest receivable on investments and
    interest-bearing deposits                                               134                156
Prepaid expenses and other assets                                            41                126
Prepaid federal income taxes                                                --                  21
Deferred federal income taxes                                                71                 42
                                                                             --                 --
       Total assets                                                $    129,911       $    128,513
                                                                   ============       ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                           $     87,695       $     87,777
Advances from the Federal Home Loan Bank                                  7,322              4,998
Other borrowed money                                                        --                 500
Advances by borrowers for taxes and insurance                                73                267
Accrued interest payable                                                    132                138
Accrued federal Income Taxes                                                 42                --
Other liabilities                                                           844                568
                                                                            ---                ---
       Total liabilities                                                 96,108             94,248

Commitments                                                                 --                 --

Shareholders' equity
   Preferred stock, 5,000,000 shares authorized, $.01 par
       value: no shares issued                                              --                 --
   Common stock, 7,500,000 shares authorized, $.01 par
       value:  3,450,000 shares issued                                       35                 35
   Additional paid-in capital                                            19,595             19,595
   Retained earnings - restricted                                        18,657             19,120
   Shares acquired by employee stock benefit plans                       (4,381)            (4,485)
   Less 10,000 shares of treasury stock - at cost                          (103)               --
                                                                            ---                ---
       Total shareholders' equity                                        33,803             34,265
                                                                         ------             ------
       Total liabilities and shareholders' equity                  $    129,911       $    128,513
                                                                   ============       ============

                         Frankfort First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)


                                                                    Six months ended         Three months ended
                                                                      December 31,               December 31,
                                                                   1996           1995          1996          1995
Interest Income
   Loans                                                      $     4,158   $      3,889   $     2,104   $    1,967
   Investment securities                                              364            975           169          474
   Interest-bearing deposits and other                                 41             35            22           18
                                                                       --             --            --           --
          Total interest income                                     4,563          4,899         2,295        2,459

Interest expense
   Deposits                                                         2,160          2,192         1,085        1,097
   Borrowings                                                         203            136           112           67
                                                                      ---            ---           ---           --
          Total interest expense                                    2,363          2,328         1,197        1,164
                                                                    -----          -----         -----        -----

          Net interest income                                       2,200          2,571         1,098        1,295

Provision for losses on loans                                           5              6             2            3
                                                                        -              -             -            -
          Net interest income after provision for
             losses on loans                                        2,195          2,565         1,096        1,292

Other operating income                                                 33             35            10            9

General, administrative, and other expense
   Employee compensation and benefits                                 901            678           460          337
   Occupancy and equipment                                             81             84            41           44
   Federal deposit insurance premiums                                 676            113            39           46
   Franchise and other taxes                                           74             59            37           34
   Data processing                                                     62             61            30           31
   Other operating                                                    199            245           107          142
                                                                      ---            ---           ---          ---
          Total general, administrative,
               and other expense                                    1,993          1,240           714          634
                                                                    -----          -----           ---          ---

          Earnings before income taxes                                235          1,360           392          667

Federal income taxes
   Current                                                            108            437           165          212
   Deferred                                                           (29)           (13)          (32)          11
                                                                       --             --            --           --
          Total federal income taxes                                   79            424           133          223
                                                                       --            ---           ---          ---
          NET EARNINGS                                        $       156   $        936   $       259   $      444
                                                              ===========   ============   ===========   ==========


          EARNINGS PER SHARE                                  $      0.05   $       0.29   $      0.08   $     0.14
                                                              ===========   ============   ===========   ==========


                         Frankfort First Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended December 31,
                                 (In thousands)


                                                                                     1996           1995
Cash flows from operating activities:
   Net earnings for the period                                                   $       156     $     936
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net                                11           --
       Amortization of deferred loan origination fees                                    (10)          (21)
       Depreciation and amortization                                                      54            45
       Provision for losses on loans                                                       5             6
       Amortization of expense related to employee
         stock benefit plans                                                             104           --
       Federal Home Loan Bank stock dividends                                            (19)          (34)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                                     31          (303)
          Prepaid expenses and other assets                                               85           648
          Other liabilities                                                              270           232
          Federal income taxes
             Current                                                                      63           111
             Deferred                                                                    (29)          (13)
                                                                                         ----          ----
               Net cash provided by operating activities                                 721         1,607
Cash flows provided by (used in) investing activities:
   Purchase of investments securities designated as held to maturity                     --        (11,778)
   Proceeds from maturity of investment securities                                     3,000           --
   Loan principal repayments                                                          12,630        12,517
   Loan disbursements                                                                (17,722)      (15,878)
   Purchase of office premises and equipment                                             (61)          (52)
                                                                                         ----          ----
             Net cash used in investing activities                                    (2,153)      (15,191)
Cash flows provided by (used in) financing activities:
   Net decrease in deposit accounts                                                      (82)      (35,037)
   Net proceeds from the issuance of common stock                                        --         30,680
   Purchase of treasury stock                                                           (103)          --
   Proceeds from Federal Home Loan Bank advances                                       2,500           --
   Repayment of Federal Home Loan Bank advances                                         (176)         (190)
   Repayment of other borrowed money                                                    (500)          --
   Advances by borrowers for taxes and insurance                                        (194)         (251)
   Dividends on common stock                                                            (619)         (596)
                                                                                        -----         -----
             Net cash provided by (used in) financing activities                         826        (5,394)
                                                                                         ---        -------
Net decrease in cash and cash equivalents                                               (606)      (18,978)
                                                                                        -----      --------
Cash and cash equivalents at beginning of period                                       5,817        38,617
                                                                                       -----        ------
Cash and cash equivalents at end of period                                       $     5,211     $  19,639
                                                                                    ========      ========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Federal income taxes                                                      $       --      $     380
                                                                                    ========      ========
Interest on deposits and borrowings                                              $     2,369     $   2,354
                                                                                    ========      ========

                         Frankfort First Bancorp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                          December 31, 1996 and 1995

(1)  BASIS OF PRESENTATIONS

On July 7, 1995, First Federal Savings Bank of Frankfort converted from a Federal mutual savings bank to a Federal stock savings bank. The stock of the Bank was issued to the holding company (Frankfort First Bancorp, Inc or "the Company") formed in connection with the conversion. Pursuant to the Plan, shares of capital stock of the Company were offered initially for subscription to eligible account holders, the tax-qualified employee stock ownership plan
(ESOP) of the Company, supplemental eligible account holders, other members of the Bank, and members of the public pursuant to priorities established by applicable regulations. The number of shares sold was 3,450,000, at $10 per share, resulting in gross proceeds of $34,500,000.

Pursuant to the Bank's plan of conversion, the Bancorp has loaned to the Frankfort First Bancorp, Inc. Employee Stock Ownership Plan Trust $2,710,000 for purchase of stock by the Employee Stock Ownership Plan. In addition, the Bancorp has reimbursed the Bank for conversion costs incurred by the Bank. The total conversion cost was $1,110,048. The Bancorp invested one half of the remainder, $16,694,976 to purchase 100% of the ownership of the Bank. The remaining proceeds were invested or used for general corporate purposes.

The Bancorp charged the deferred conversion costs against the gross proceeds and accounts for its investment in the Bank under the equity method.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 1996.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

Primary and fully diluted earnings per share for the six and three months ended December 31, 1996 and 1995 are based upon the weighted average shares outstanding during the periods plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding totaled 3,193,827 and 3,179,000 for the six months ended December 31, 1996 and 1995, respectively.

Weighted average common shares deemed outstanding totaled 3,189,262 and 3,179,000 for the three months ended December 31, 1996 and 1995, respectively.

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

          SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997 and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operations.

Management's Discussion and Analysis

Note Regarding Forward-Looking Statements

          In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations, and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally.

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

Comparison of Financial Condition at December 31, 1996 and June 30, 1996

          Assets: The Company's total assets increased slightly from $128.5 million at June 30, 1996 to $129.9 million at December 31, 1996, an increase of $1.4 million or 1.1%. The Company's net loans receivable increased from $110.3 million at June 30, 1996 to $115.4 million at December 31, 1996, an increase of $5.1 million or 4.6%. Cash used to fund this increase in loans was in part drawn from investment securities (which decreased by $3.0 million or 33.9%) and cash and cash equivalents (which decreased by $606,000 or 10.4%). Federal Home Loan Bank Advances were also used to fund a portion of these loan originations.

          Liabilities: Deposits decreased slightly from $87.8 million at June 30, 1996 to $87.7 million at December 31, 1996, a decrease of $82,000 or 0.1%. Advances from the Federal Home Loan Bank increased from $5.0 million at June 30, 1996 to $7.3 million at December 31, 1996, an increase of $2.3 million or 46.5%. Generally, the rates paid on advances from the Federal Home Loan Bank are higher than rates paid on consumer deposits. However, these advances are being used to fund fixed rate mortgages which generally provide a higher yield than adjustable rate mortgages, which is the Company's primary loan product. Also, by matching long term advances from the Federal Home Loan Bank with fixed rate mortgages, the Company can reduce its exposure to interest rate risk.

          Shareholders' Equity: Shareholders' equity decreased from $34.3 million at June 30, 1996 to $33.8 million at December 31, 1996, a net decrease of $462,000 or 1.3%. This decrease was primarily caused by the Company's payment of a dividend of $310,000 on October 15, 1996 and the Company's accrual for its regular dividend of $310,000 to be paid to shareholders on January 15, 1997. The Company's book value per share was $9.83 at December 31, 1996 compared to $9.93 at June 30, 1996.

Comparison of Results of Operations for the Six Months Ended December 31, 1996 and December 31, 1995

          Net Earnings: The Company's net earnings decreased from $936,000 for the six months ended December 31, 1995 to $156,000 for the six months ended December 31, 1996, a decrease of $780,000 or 83.3%. The decrease is primarily attributable to an increase in general, administrative, and other expenses of
$753,000 coupled with a $371,000 decrease in net interest income.   The
Company's earnings per share fell from $0.29 per share for the six months ended December 31, 1995 to $0.05 per share for the six months ended December 31, 1996.

          Net Interest Income: Net interest income decreased from $2.6 million for the six-month period ended December 31, 1995 to $2.2 million for the six-month period ended December 31, 1996, a decrease of $370,000 or 14.4%. This decrease was primarily due to a decrease in interest income.

          Interest Income: Interest income decreased from $4.9 million for the six-month period ended December 31, 1995 to $4.6 million for the six-month period ended December 31, 1996, a decrease of $336,000 or 6.9%. This decrease was primarily due to the decrease in the Company's average interest-earning assets which fell from $137.0 million for the six months ended December 31, 1995 to $126.1 million for the six-month period ended December 31, 1996. This decrease in average interest earning assets is primarily the result of the Company's one-time return of capital paid to shareholders on June 3, 1996 in the amount of $13.8 million.

          Interest Expense: Interest expense increased slightly from $2.3 million for the six-month period ended December 31, 1995 to $2.4 million for the six-month period ended December 31, 1996, an increase of $35,000 or 1.5%. This increase is primarily attributable to an increase of $67,000 in the Bank's expense on borrowings, while the expense on deposits has decreased by $32,000. The increase in interest expense on borrowings is due to the increase in the balance of Federal Home Loan Bank advances, which have primarily been used to fund fixed rate mortgages.

          Provision for Losses on Loans: The provision for losses on loans decreased from $6,000 for the six months ended December 31, 1995 to $5,000 for the six months ended December 31, 1996. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached during this six month period. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

          Other Operating Income: Other operating income decreased from $35,000 for the six months ended December 31, 1995 to $33,000 for the six months ended December 31, 1996. Other operating income is not a significant component of the Company's statement of operations.

          General, Administrative, and Other Expenses: General, administrative, and other expense increased from $1.2 million for the six-month period ended December 31, 1995 to $2.0 million for the six-month period ended December 31, 1996, an increase of $753,000 or 60.7%. This increase was primarily caused by the one-time special assessment of $567,000 to recapitalize the Savings Association Insurance Fund. Commencing in 1997, the premium that the Company pays for FDIC Insurance will be reduced from 23 basis points to 6.5 basis. This lower premium will reduce the Company's expense for FDIC insurance in future periods. In addition, the Company's expense for employee compensation and benefits increased by $223,000 or 32.9%, which is primarily the result of accrued expense for the Company's Management Recognition Plan which was approved by stockholders at the Annual Meeting of the Company held January 16, 1996.

          Income Tax: The Company's provision for federal income taxes declined from $424,000 for the six months ended December 31, 1995 to $79,000 for the six months ended December 31, 1996. This decline resulted primarily from the decline in pretax earnings of $1.1 million. The Company's effective tax rates were 33.6% and 31.2% for the six months ended December 31, 1996 and 1995, respectively.

          Non-Performing Assets: At December 31, 1996, the Bank had approximately $202,000 in loans 90 days or more past due but still accruing.
The Bank had approximately $26,000 in loans internally classified as Substandard
and no loans classified as Doubtful, or Loss.   These delinquent loans represent
0.02% of the Bank's net loans.

          Dividends: On September 14, 1995, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.09 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on October 15, 1996. At December 31, 1996 the Company had recorded dividends payable of $310,000 for the payment of a dividend on January 15, 1997.

          In addition to this regular dividend policy, on June 3, 1996 the Company also paid a one-time return of capital in the amount of $4 per share to shareholders of record on May 15, 1996. Based on a Private Letter Ruling from the I.R.S., the Company has determined that $3.96 of this dividend and $0.08 of each of the first and second regular quarterly cash dividends paid in fiscal 1996 will not be considered taxable dividends, but will be applied against and will reduce the shareholders' adjusted basis in the Company's common stock.

          Stock Repurchase: On September 18, 1996, the Company announced a plan to purchase up to 172,500 shares of the Company's common stock, which represents approximately 5% of the outstanding common stock. The program will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The repurchase should be completed within nine months of commencement. Management considers the Company's common stock to be an attractive investment, and the repurchase program is expected to improve liquidity in the market for the common stock and result in increased per share earnings and book value. At February 7, 1997, 65,000 shares had been repurchased at an average price of $10.25 per share.

Comparison of Results of Operations for the Three Months Ended December 31, 1996 and December 31, 1995

          Net Earnings: The Company's net earnings decreased from $444,000 for the three months ended December 31, 1995 to $259,000 for the three months ended December 31, 1996, a decrease of $185,000 or 41.7%. The decrease is primarily
attributable to a $197,000 decrease in net interest income.   The Company's
earnings per share fell from $0.14 per share for the three months ended December 31, 1995 to $0.08 per share for the three months ended December 31, 1996.

          Net Interest Income: Net interest income decreased from $1.3 million for the three months ended December 31, 1995 to $1.1 million for the three months ended December 31, 1996 for a decrease of $197,000 or 15.2%. This decrease was primarily due to the decrease in interest income.

          Interest Income: Interest income decreased from $2.5 million for the three months ended December 31, 1995 to $2.3 million for the three months ended December 31, 1996, a decrease of $164,000 or 6.7%. This decrease was primarily due to the decrease in the Company's average interest-earning assets which fell from $136.7 million for the three months ended December 31, 1995 to $125.8 million for the three months ended December 31, 1996. This decrease in average interest earning assets is primarily the result of the Company's one-time return of capital paid to stockholders on June 3, 1996 in the amount of $13.8 million.

          Interest Expense: Interest expense increased only slightly from $1.164 million for the three months ended December 31, 1995 to $1.197 million for the three months ended December 31, 1996, an increase of $33,000 or 2.8%. This increase is primarily attributable to an increase of $45,000 in the Bank's expense on borrowings, while the expense on deposits has decreased by $12,000. The increase in interest expense on borrowings is due to the increase in the balance of Federal Home Loan Bank advances, which have primarily been used to fund fixed rate mortgages.

          Provision for Losses on Loans: The provision for losses on loans decreased from $3,000 for the three months ended December 31, 1995 to $2,000 for the three months ended December 31, 1996. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain this provision at $100,000, which was reached during this three month period. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

          Other Operating Income: Other operating income increased from $9,000 for the three months ended December 31, 1995 to $10,000 for the three months ended December 31, 1996. Other operating income is not a significant component of the Company's statement of operations.

          General, Administrative, and Other Expenses: General, administrative, and other expense increased from $634,000 for the three months ended December 31, 1995 to $714,000 for the three months ended December 31, 1996, an increase of $80,000 or 12.6%. This increase was primarily caused by the increase in the expense for employee compensation and benefits of $123,000 or 36.5%. This increase is primarily the result of accrued expense for the Company's Management Recognition Plan which was approved by stockholders at the Annual Meeting of the Company held January 16, 1996.

          Income Tax: The Company's provision for federal income taxes declined from $223,000 for the three months ended December 31, 1995 to $133,000 for the three months ended December 31, 1996. This decline resulted primarily from the decline in pretax earnings of $275,000. The Company's effective tax rates were 33.9% and 33.4% for the three months ended December 31, 1996 and 1995, respectively.

PART II.

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The registrant held its Annual Meeting of Stockholders on November 12, 1996

        (b)  Not applicable

        (c) The only matter to be voted upon at the Annual Meeting was the election of three individuals as directors.

                     Nominee                  Votes For    Votes Withheld
                    --------                  ---------    --------------
                     William C. Jennings      2,843,571           658
                     David G. Eddins          2,842,581         1,648
                     C. Michael Davenport     2,819,796        24,433

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        None.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Frankfort First Bancorp, Inc.


Date: February 7,  1997
                                      /S/  William C. Jennings
                                    ------------------------------------------
                                    William C. Jennings
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer
                                    and Principal Financial and
                                    Accounting Officer)