Form 10-Q
period 1997-03-31
FRANKFORT FIRST BANCORP INC
filed 1997-05-13
CIK 930182

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -----------
Commission file number:  0-26360

                         FRANKFORT FIRST BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                                61-1271129
--------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


216 West Main Street, Frankfort, Kentucky                       40602
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (502) 223-1638
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     X      No
                                                         -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 1997: 3,385,000

Page 1 of  13 pages

                                   CONTENTS


PART I.     FINANCIAL INFORMATION                                 PAGE
            ---------------------                                 ----

Item 1      Consolidated Statements of Financial Condition at
            March 31, 1997 and June 30, 1996                       3

            Consolidated Statements of Earnings for the three
            months and nine months ended March 31,
            1997 and 1996                                          4

            Consolidated Statements of Cash Flows for the nine
            months ended March 31, 1997 and 1996                   5

            Notes to Consolidated Financial Statements             6

Item 2      Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                             8

PART II.    OTHER INFORMATION
            -----------------

Item 1      Legal Proceedings                                     12

Item 2      Changes in Securities                                 12

Item 3      Defaults upon Senior Securities                       12

Item 4      Submission of Matters to a
            Vote of Security Holders                              12

Item 5      Other Information                                     12

Item 6      Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                        13
----------

                         FRANKFORT FIRST BANCORP, INC.
                         ----------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands)

                                                                        March 31,   June 30,
                                                                          1997        1996
        ASSETS                                                          ---------   --------
Cash and due from banks                                                  $     35   $    144

Interest-bearing deposits in other financial institutions                   1,557      5,673
                                                                         --------   --------
    Cash and cash equivalents                                               1,592      5,817

Certificates of deposit in other financial institutions                       200        200

Investment securities - at amortized costs, approximate
  fair market value of $4,689 and $8,811 as of
  March 31, 1997 and June 30, 1996                                          4,853      8,872
Loans receivable - net                                                    118,505    110,331
Office premises and equipment - at depreciated cost                         1,591      1,606
Federal Home Loan Bank stock - at cost                                      1,116      1,078
Accrued interest receivable on loans                                          281        264
Accrued interest receivable on investments and
  interest-bearing deposits                                                    84        156
Prepaid expenses and other assets                                              24        126
Prepaid federal income taxes                                                   --         21
Deferred federal income tax assets                                             82         42
                                                                         --------   --------
    Total assets                                                         $128,328   $128,513

        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                 $ 86,008   $ 87,777
Advances from the Federal Home Loan Bank                                    7,628      4,998
Other borrowed money                                                           --        500
Advances by borrowers for taxes and insurance                                 204        267
Accrued interest payable                                                      111        138
Accrued federal income taxes                                                   95         --
Other liabilities                                                             671        568
                                                                         --------   --------
    Total liabilities                                                      94,717     94,248

Commitments                                                                    --         --

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.01 par
    value: no shares issued                                                    --         --
  Common stock, 7,500,000 shares authorized, $.01 par
    value: 3,450,000 shares issued                                             35         35
  Additional paid-in capital                                               19,595     19,595
  Retained earnings - restricted                                           18,660     19,120
  Shares acquired by employee stock benefit plans                          (4,013)    (4,485)
  Less 65,000 shares of treasury stock - at cost                             (666)        --
                                                                         --------   --------
    Total shareholders' equity                                             33,611     34,265
                                                                         --------   --------
    Total liabilities and shareholders' equity                           $128,328   $128,513
                                                                         --------   --------

                         FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)


                                                Nine months ended        Three months ended
                                                    March 31,                 March 31
                                                ------------------       -------------------
                                                 1997        1996          1997        1996
                                                ------      ------       -------      ------
Interest Income
 Loans                                          $6,331      $5,882        $2,173      $1,993
 Investment securities                             475       1,416           111         441
 Interest-bearing deposits and other                58          53            17          18
                                                ------      ------        ------      ------
   Total interest income                         6,864       7,351         2,301       2,452

Interest expense
 Deposits                                        3,175       3,234         1,015       1,042
 Borrowings                                        325         206           122          70
                                                ------      ------        ------      ------
   Total interest expense                        3,500       3,440         1,137       1,112
                                                ------      ------        ------      ------

   Net interest income                           3,364       3,911         1,164       1,340

Provision for losses on loans                        5           9             -           3
                                                ------      ------        ------      ------

   Net interest income after provision
     for losses on loans                         3,359       3,902         1,164       1,337

Other operating income                              48          44            15           9

General, administrative, and other expense
 Employee compensation and benefits              1,361       1,126           460         448
 Occupancy and equipment                           125         127            44          43
 Federal deposit insurance premiums                710         183            34          70
 Franchise and other taxes                         112         105            38          46
 Data processing                                    95          93            33          32
 Other operating expense                           304         370           105         125
                                                ------      ------        ------      ------
   Total general, administrative,
     and other expense                           2,707       2,004           714         764
                                                ------      ------        ------      ------

   Earnings before income taxes                    700       1,942           465         582

Federal income taxes
 Current                                           277         674           169         237
 Deferred                                          (40)        (27)          (11)        (14)
                                                ------      ------        ------      ------
   Total federal income taxes                      237         647           158         223
                                                ------      ------        ------      ------
       NET EARNINGS                             $  463      $1,295        $  307      $  359
                                                ======      ======        ======      ======

       EARNING PER SHARE                        $ 0.15      $ 0.41        $ 0.10      $ 0.11
                                                ======      ======        ======      ======

                         FRANKFORT FIRST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the nine months ended March 31,
                                (In thousands)

                                                                                   1997            1996
                                                                                 -------          -------
Cash flows from operating activities:
 Net earnings for the period                                                     $   463          $ 1,295
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
   Amortization of discounts and premiums on loans,
    investments, and mortgage backed securities, net                                  19               --
   Amortization of deferred loan origination fees                                    (15)             (36)
   Depreciation and amortization                                                      67               69
   Provision for losses on loans                                                       5                9
   Amortization of expense related to employee
    stock benefit plans                                                              472               --
   Federal Home Loan Bank stock dividends                                            (38)             (52)
   Increase (decrease) in cash due to changes in:
     Accrued interest receivable                                                      55             (296)
     Prepaid expenses and other assets                                               102              685
     Other liabilities                                                                76              339
     Federal income taxes
      Current                                                                        116               23
      Deferred                                                                       (40)             (27)
                                                                                 -------          -------
       Net cash provided by operating activities                                   1,282            2,009
Cash flows provided by (used in) investing activities:
 Purchase of investments securities designated as held to maturity                    --           (9,775)
 Proceeds from maturity of investment securities                                   4,000               --
 Loan principal repayments                                                        17,379           17,526
 Loan disbursements                                                              (25,543)         (23,699)
 Purchase of office premises and equipment                                           (52)            (189)
                                                                                 -------          -------
       Net cash used in investing activities                                      (4,216)         (16,137)
Cash flows provided by (used in) financing activities:
 Net decrease in deposit accounts                                                 (1,769)         (33,681)
 Net proceeds from the issuance of common stock                                       --           30,680
 Purchase of shares for stock benefit plans                                           --           (1,884)
 Purchase of treasury stock                                                         (666)              --
 Proceeds from Federal Home Loan Bank advances                                     3,000              500
 Repayment of Federal Home Loan Bank advances                                       (370)            (369)
 Repayment of other borrowed money                                                  (500)              --
 Advances by borrowers for taxes and insurance                                       (63)            (138)
 Dividends on common stock                                                          (923)            (932)
                                                                                 -------          -------
       Net cash used in financing activities                                      (1,291)          (5,824)
                                                                                 -------          -------
Net decrease in cash and cash equivalents                                         (4,225)         (19,952)
Cash and cash equivalents at beginning of period                                   5,817           38,017
                                                                                 -------          -------
Cash and cash equivalents at end of period                                       $ 1,592          $18,065
                                                                                 -------          -------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Federal income taxes                                                          $   130          $   628
                                                                                 -------          -------
     Interest on deposits and borrowings                                         $ 3,527          $ 3,482
                                                                                 -------          -------


                         FRANKFORT FIRST BANCORP, INC.
                         ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                            MARCH 31, 1997 AND 1996

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine and three month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 1996.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

Primary and fully diluted earnings per share for the nine and three months ended March 31, 1997 and 1996 are based upon the weighted average shares outstanding during the periods plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding totaled 3,179,663 and 3,179,039 for the nine months ended March 31, 1997 and 1996, respectively.

Weighted average common shares deemed outstanding totaled 3,150,706 and 3,179,083 for the three months ended March 31, 1997 and 1996, respectively.

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

     In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Company's basic and diluted earnings per share for the three-month period ended March 31, 1997 would have been $0.10 and $0.10, respectively. The Company's basic and diluted earnings per share for the nine-month period ended March 31, 1997, would have been $0.15 and $0.14, respectively.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30, 1996

     ASSETS: The Company's total assets decreased slightly from $128.5 million at June 30, 1996 to $128.3 million at March 31, 1997, a decrease of $200,000 or 0.1%. The Company's net loans receivable increased from $110.3 million at June 30, 1996 to $118.5 million at March 31, 1997, an increase of $8.2 million or 7.4%. Cash used to fund this increase in loans was in part drawn from investment securities (which decreased by $4.0 million or 45.3%) and cash and cash equivalents (which decreased by $4.2 million or 72.6%). Federal Home Loan Bank advances were also used to fund a portion of these loan originations.

     LIABILITIES:  Deposits decreased from $87.8 million at June 30, 1996 to
$86.0 million at March 31, 1997, a decrease of $1.8 million or 2.0%.   Advances
from the Federal Home Loan Bank increased from $5.0 million at June 30, 1996 to $7.6 million at March 31, 1997, an increase of $2.6 million or 52.6%.
Generally, the rates paid on advances from the Federal Home Loan Bank are higher than rates paid on consumer deposits. However, these advances are being used to fund fixed rate mortgages which generally provide a higher yield than adjustable rate mortgages, which is the Company's primary loan product. Also, by matching long term advances from the Federal Home Loan Bank with fixed rate mortgages, the Company can better manage its exposure to interest rate risk.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $34.3 million at June 30, 1996 to $33.6 million at March 31, 1997, a net decrease of $654,000 or 1.9%. This decrease was primarily caused by the Company's payment of dividends of $310,000 on October 15, 1996 and January 15, 1997 and the Company's accrual for its regular dividend of $305,000 to be paid to shareholders on April 15, 1997. Also, the Company repurchased 55,000 shares during the period for a total
of $563,000 which serves to decrease shareholder's equity.   In addition, the
Company allocated shares totalling $468,000 to participants in the Company's Management Recognition Plan, which served to increase shareholder's equity. The Company's book value per share was $9.93 at March 31, 1997 compared to $9.93 at June 30, 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     NET EARNINGS: The Company's net earnings decreased from $1.3 million for the nine months ended March 31, 1996 to $463,000 for the nine months ended March 31, 1997, a decrease of $832,000 or 64.2%. The decrease is primarily attributable to an increase in general, administrative, and other expenses of
$703,000 coupled with a $547,000 decrease in net interest income.   The
Company's earnings per share fell from $0.41 per share for the nine months ended March 31, 1996 to $0.15 per share for the nine months ended March 31, 1997.

     NET INTEREST INCOME: Net interest income decreased from $3.9 million for the nine months ended March 31, 1996 to $3.4 million for the nine months ended March 31, 1997, a decrease of $547,000 or 14.0%. This decrease was primarily due to a decrease in interest income.

     INTEREST INCOME: Interest income decreased from $7.4 million for the nine months period ended March 31, 1996 to $6.9 million for the nine months ended March 31, 1997, a decrease of $487,000 or 6.6%. This decrease was primarily due to the decrease in the Company's average interest-earning assets which fell from $136.9 million for the nine months ended March 31, 1996 to $126.3 million for the nine months ended March 31, 1997. This decrease in average interest earning assets is primarily the result of the Company's return of capital paid to shareholders on June 3, 1996 in the amount of $13.8 million.

     INTEREST EXPENSE: Interest expense increased slightly from $3.4 million for the nine months ended March 31, 1996 to $3.5 million for the nine months ended March 31, 1997, an increase of $60,000 or 1.7%. This increase is primarily attributable to an increase of $119,000 in the Bank's expense on
borrowings, while the expense on deposits  decreased by $59,000.   The increase
in interest expense on borrowings is due to the increase in the balance of Federal Home Loan Bank advances, which have primarily been used to fund fixed rate mortgages.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans decreased from $9,000 for the nine months ended March 31, 1996 to $5,000 for the nine months ended March 31, 1997. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached during this nine-month period. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased from $44,000 for the nine months ended March 31, 1996 to $48,000 for the nine months ended March 31, 1997. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSE: General, administrative, and other expense increased from $2.0 million for the nine months ended March 31, 1996 to $2.7 million for the nine months ended March 31, 1997, an increase of $703,000 or 35.1%. This increase was primarily caused by the one-time special assessment of $567,000 to recapitalize the Savings Association Insurance Fund. Commencing in 1997, the premium that the Company pays for FDIC Insurance has been reduced from 23 basis points to 6.5 basis. This lower premium will reduce the Company's expense for FDIC insurance commencing in 1997. In addition, the Company's expense for employee compensation and benefits increased by $235,000 or 20.9%, which is primarily the result of accrued expense for the Company's Management Recognition Plan which was approved by stockholders at the Annual Meeting of the Company held January 16, 1996.

     INCOME TAX: The Company's provision for federal income taxes declined from $647,000 for the nine months ended March 31, 1996 to $237,000 for the nine months ended March 31, 1997. This decline resulted primarily from the decline in pretax earnings of $1.2 million. The Company's effective tax rates were 33.9% and 33.3% for the nine months ended March 31, 1997 and 1996, respectively.

     NON-PERFORMING ASSETS: At March 31, 1997, the Bank had approximately $72,000 in loans 90 days or more past due but still accruing. The Bank had approximately $25,000 in loans internally classified as Substandard and no loans
classified as Doubtful or Loss.   These delinquent loans represent 0.06% of the
Bank's net loans.

     DIVIDENDS: On September 14, 1995, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.09 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on January 15, 1997. At March 31, 1997 the Company had recorded dividends payable of $305,000 for the payment of a dividend on April
15, 1997.   In addition to this regular dividend policy, on June 3, 1996 the
Company also paid a return of capital in the amount of $4 per share to shareholders of record on May 15, 1996.

     STOCK REPURCHASE: On September 18, 1996, the Company announced a plan to purchase up to 172,500 shares of the Company's common stock, which represents approximately 5% of the outstanding common stock. The program will be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The repurchase should be completed within nine months of commencement. Management considers the Company's common stock to be an attractive investment, and the repurchase program is expected to improve liquidity in the market for the common stock and result in increased per share earnings and book value. At March 31, 1997, 65,000 shares had been repurchased at an average price of $10.25 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     NET EARNINGS: The Company's net earnings decreased from $359,000 for the three months ended March 31, 1996 to $307,000 for the three months ended March 31, 1997, a decrease of $52,000 or 14.5%. The decrease is primarily
attributable to a $176,000 decrease in net interest income.   The Company's
earnings per share fell from $0.11 per share for the three months ended March 31, 1996 to $0.10 per share for the three months ended March 31, 1997.

     NET INTEREST INCOME: Net interest income decreased from $1.3 million for the three months ended March 31, 1996 to $1.2 million for the three months ended March 31, 1997 for a decrease of $176,000 or 13.1%. This decrease was primarily due to the decrease in interest income.

     INTEREST INCOME: Interest income decreased from $2.5 million for the three months ended March 31, 1996 to $2.3 million for the three months ended March 31, 1997, a decrease of $151,000 or 6.2%. This decrease was primarily due to the decrease in the Company's average interest-earning assets which fell from $136.6 million for the three months ended March 31, 1996 to $126.5 million for the three months ended March 31, 1997. This decrease in average interest earning assets is primarily the result of the Company's return of capital paid to stockholders on June 3, 1996 in the amount of $13.8 million.

     INTEREST EXPENSE: Interest expense increased only slightly from $1.112 million for the three months ended March 31, 1996 to $1.137 million for the three months ended March 31, 1997, an increase of $25,000 or 2.2%. This increase is primarily attributable to an increase of $52,000 in the Bank's expense on borrowings, while the expense on deposits decreased by $27,000. The increase in interest expense on borrowings is due to the increase in the balance of Federal Home Loan Bank advances, which have primarily been used to fund fixed rate mortgages.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans decreased by $3,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1997. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain this provision at $100,000, which was reached during the preceding three-month period. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased from $9,000 for the three months ended March 31, 1996 to $15,000 for the three months ended March 31, 1997. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased from $764,000 for the three months ended March 31, 1996 to $714,000 for the three months ended March 31, 1997, a decrease of $50,000 or 6.5%. This decrease was primarily caused by the decrease in Federal deposit insurance premiums of $36,000. Also, other operating expenses decreased by $20,000 and franchise and other taxes decreased by $8,000. Offsetting these decreases was an increase in employee compensation and benefits of $12,000.

     INCOME TAX: The Company's provision for federal income taxes declined from $223,000 for the three months ended March 31, 1996 to $158,000 for the three months ended March 31, 1997. This decline resulted primarily from the decline in pretax earnings of $117,000. The Company's effective tax rates were 34.0% and 38.3% for the three months ended March 31, 1997 and 1996, respectively.

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



                                   Frankfort First Bancorp, Inc.


Date: May 9, 1997
                                    /s/  William C. Jennings
                                   ------------------------------------------
                                   William C. Jennings
                                   Chairman, President, and
                                   Chief Executive Officer
                                   (Principal Executive Officer
                                   and Principal Financial and
                                   Accounting Officer)