Form 10-K
period 1997-06-30
FRANKFORT FIRST BANCORP INC
filed 1997-09-25
CIK 930182

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

(Mark One)                         FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997
[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to __________

                          Commission File No. 0-26360

                         FRANKFORT FIRST BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        61-1271129
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                        identification no.)

216 W. Main Street, Frankfort, Kentucky                       40602
----------------------------------------              -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 30, 1997, the aggregate market value of the 2,231,817 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $22.9 million based on the closing sales price of $10.25 per share of the registrant's Common Stock on September 15, 1997 as reported on the National Association of Securities Dealers Automated Quotation National Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 30, 1997: 3,279,952


                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. (Parts I and II)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

         The Company. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 3,450,000 shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company's principal business is the business of First Federal. At June 30, 1997, the Company had total assets of $132.0 million, deposits of $86.0 million and shareholder's equity of $22.3 million.

         The Bank. First Federal was originally chartered in 1934 as a Kentucky-chartered building and loan association known as "Greater Frankfort Building and Loan Association" and was rechartered in 1938 as First Federal Savings and Loan Association of Frankfort. First Federal has been a member of the Federal Home Loan Bank ("FHLB") of Cincinnati and its deposits have been federally insured since 1938. In 1989, First Federal became a federal mutual savings bank and adopted its current name. First Federal currently operates through three banking offices located in Frankfort, Kentucky.

         First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on one- to four-family residences in First Federal's market area. First Federal also originates, to a lesser extent, church loans, home equity loans and other loans.

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

Recent Developments

         Restructuring Plan. In June 1997, the Company's Board of Directors approved a plan designed to improve the Company's profitability through a series of actions that included a special cash distribution of $4.00 per share, termination of the Company's employee stock ownership plan ("ESOP") and management recognition plan ("MRP") and a one-for-two reverse stock split. To compensate plan participants for the termination of the ESOP and MRP as well as the cancellation of all unvested awards under the MRP, the Company paid plan participants one-time cash bonuses totaling approximately $915,000. A similar amount held by the MRP trust was returned to the Company. The special cash distribution of $4.00 was paid on June 24, 1997. The reverse stock split is subject to stockholder approval at the Company's 1997 Annual Meeting of Stockholders. For further information regarding the restructuring plan, including the associated nonrecurring expenses recognized during the fourth quarter of fiscal year 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Benefit Plan Restructuring" in the Company's 1997 Annual Report to Stockholders (the "Annual Report") attached as Exhibit 13 hereto and incorporated herein by reference.

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

         Beginning in the early 1980s management of the Bank has sought to build a rate sensitive loan portfolio and to manage First Federal's interest rate risk by emphasizing the origination of adjustable rate mortgage loans with an initial fixed term of one, three or five years. The Bank also offers fixed-rate financing, but generally funds all or part of such loans with long-term, fixed-rate advances from the FHLB of Cincinnati.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At June 30, 1997, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                         At June 30,
                                               ----------------------------------------------------------------
                                                      1997                    1996                  1995
                                               -----------------       -----------------      -----------------
                                               Amount        %         Amount        %        Amount        %
                                               ------     ------       ------     ------      ------     ------
                                                                    (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................  $   1,060     0.87%     $      672       .6%  $      270       .3%
  One- to four-family residential...........    113,549    93.14         103,944     93.7       94,816     94.0
  Multi-family residential..................         58     0.05             123       .1          134       .1
  Other loans (1)...........................      1,830     1.50           1,450      1.3        1,549      1.6

Consumer loans --
  Savings account loans.....................        672     0.55             547       .5          618       .6
  Home equity lines of credit...............      4,742     3.89           4,182      3.8        3,449      3.4
                                              --------- --------      ----------   ------   ----------   ------
                                                121,911   100.00%        110,918   100.00%     100,836   100.00%
                                                          ======                   ======                ======

Less:
  Loans in process..........................        824                      392                   123
  Discounts, deferred loan fees
    and other...............................         99                      100                    28
  Loan loss reserve.........................        100                       95                    83
                                              ---------               ----------            ----------
     Total..................................  $ 120,888               $  110,331            $  100,602
                                              =========               ==========            ==========


                                                                 At June 30,
                                                  --------------------------------------
                                                        1994                  1993
                                                  -----------------       --------------
                                                  Amount        %         Amount     %
                                                  ------     ------       ------   -----
                                                           (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................    $      568       .6%    $      45       .1%
  One- to four-family residential...........        92,861     94.0        87,450     94.1
  Multi-family residential..................           148       .2           342       .3
  Other loans (1)...........................         1,580      1.6         1,322      1.4

Consumer loans --
  Savings account loans.....................           584       .6           635       .7
  Home equity lines of credit...............         3,044      3.0         3,161      3.4
                                                ----------   ------     ---------   ------
                                                    98,785   100.00%       92,955   100.00%
                                                             ======                 ======

Less:
  Loans in process..........................           448                     --
  Discounts, deferred loan fees
    and other...............................            38                     57
  Loan loss reserve.........................            71                     59
                                                ----------              ---------
     Total..................................    $   98,228              $  92,839
                                                ==========              =========

-----------
(1)  Represents primarily church loans.

         The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                                                Due after
                                              Due during the year ending        3 through
                                                      June 30,                5 years after
                                           --------------------------------      June 30,
                                             1998       1999        2000          1997
                                           --------   --------    ---------    ----------
                                                          (In thousands)
Real estate loans:
  Construction loans....................  $  1,060    $     --   $      --     $       --
  One- to four-family...................     3,898       4,001       4,164          8,821
  Multi-family residential..............         9           9          10             23
Other loans.............................       119         131         127            269
Consumer loans:
  Savings account loans.................       672          --          --             --
  Home equity lines of credit...........        28         143         240            798
                                          --------    --------   ---------     ----------
    Total...............................  $  5,786    $  4,284   $   4,541     $    9,911
                                          ========    ========   =========     ==========

                                                Due after        Due after
                                                5 through       10 through      Due after 15
                                              10 years after   15 years after   years after
                                                 June 30,         June 30,        June 30,
                                                   1997             1997            1997            Total
                                               -----------     -------------    -------------      -------
                                                                     (In thousands)
Real estate loans:
  Construction loans....................        $       --       $       --       $       --     $   1,060
  One- to four-family...................            25,549           27,053           40,063       113,549
  Multi-family residential..............                 7               --               --            58
Other loans.............................               459              413              312         1,830
Consumer loans:
  Savings account loans.................                --               --               --           672
  Home equity lines of credit...........             3,533               --               --         4,742
                                                ----------       ----------       ----------     ---------
    Total...............................        $   29,548       $   27,466       $   40,375     $ 121,911
                                                ==========       ==========       ==========     =========

         The following table sets forth at June 30, 1997, the dollar amount of all loans due more than one year after June 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                         Predetermined          Floating or
                                                                             Rate             Adjustable Rates
                                                                         -------------        ----------------
                                                                                  (In thousands)
                  Real estate loans:
                    One- to four-family residential..................  $    16,212               $    93,439
                    Multi-family residential.........................           --                        49
                    Other loans......................................          689                     1,022

                  Consumer loans:
                    Home equity lines of credit......................           --                        --
                    Savings account loans............................           --                     4,714
                                                                       -----------               -----------
                       Total.........................................  $    16,901               $    99,224
                                                                       ===========               ===========

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

                                                                             Year Ended June 30,
                                                                 -------------------------------------------
                                                                  1997               1996               1995
                                                                 ------             ------             -----
                                                                                (In thousands)
Originations
  Real estate loans:
    One- to four-family........................................  $  27,878          $  27,903          $  15,655
    Multi-family...............................................         --                 --                 --
    Other......................................................        575                190                163
    Construction loans.........................................      1,604                915              1,109
  Consumer loans:
    Home equity line of credit.................................      2,899              2,844              2,619
    Savings account loans......................................        524                361                497
                                                                 ---------          ---------          ---------
     Total.....................................................  $  33,480          $  32,213          $  20,043
                                                                 =========          =========          =========

         The Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases or sales of loans in the foreseeable future.

         One- to Four-Family Residential Lending and Second Mortgage Loans. The Bank historically has been and continues to be an originator of loans secured by owner occupied, one- to four-family residential properties located in its market area. At June 30, 1997, approximately $113.5 million, or 93.1% of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties which were primarily owner-occupied, single family residences.

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

         At June 30, 1997, the Bank's loan portfolio included $96.6 million in adjustable rate one- to four-family residential mortgage loans, or 79.3% of the Bank's loan portfolio.

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

         In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 90%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%. The Bank offers a low down payment program for the purchase of single-family owner occupied homes with loan-to-value ratios of up to 95%. These loans, however, are limited to properties located in Franklin County and to homes with sales prices of $100,000 or less.

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

         Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have loan-to-value ratios of 75%, and are originated under the same terms as the Bank's one-to-four family real estate mortgage loans. At June 30, 1997, the Bank had 16 church loans aggregating approximately $1.8 million. In the past the Bank offered small commercial loans secured by property located in its market area. The Bank has been inactive in this type of lending in recent years.

         Construction Lending. The Bank offers single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 1997, single-family residential construction loans constituted $1.1 million, or 0.9%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

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

         At June 30, 1997, the Bank's consumer loan balance totaled $5.4 million, or 4.4% of its total loan portfolio. Of the consumer loan balance at June 30, 1997, 87.6% were home equity loans and 12.4% were loans secured by savings deposits at the Bank.

         The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value, less the balance of the first mortgage. The amount of the principal of the loan above 80% of the estimated value of the property is not insured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan to value ratio, and 2% above the prime rate for loans with a loan to value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 1997, the total outstanding home equity loans amounted to $4.7 million, or 3.9% of the Bank's total loan portfolio.

         The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally one percentage point above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 1997, loans on savings accounts totalled $672,000, or 0.6% of the Bank's total loan portfolio.

         Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. These risks are considerably reduced in the case of First Federal, since all of the Bank's consumer loans are home equity lines of credit or savings account loans.

         Loan Solicitation and Processing. First Federal's loan originations are derived from a number of sources, including referrals by real estate agents, depositors and borrowers, as well as walk-in customers. First Federal's solicitation programs consist of advertisements in local media, in addition to occasional participation in home buying seminars and open house events sponsored by local realtors. Real estate loans are originated by First Federal's salaried staff loan officers.

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

         The Bank makes a 30-day loan commitment for each loan approved. For adjustable rate loans, the rate is guaranteed for the period of 14 days following approval. The Bank will make a similar guarantee for fixed-rate loans for a fee. If the borrower desires a longer commitment, the commitment may be extended at a cost of 0.1% of the loan balance per month for up to three months. The rate is subject to change during this extended commitment. In the case of construction loans, a commitment is also made for the permanent financing to be funded no later than 182 days from the date of the closing of the construction loan. The interest rate on permanent financing is not guaranteed until closing of the permanent loan.

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

         Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution's unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $5.1 million at June 30, 1997. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

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

         First Federal receives fees in connection with late payments and for miscellaneous services related to its loans. First Federal typically receives fees of one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of construction loans. Depending on the type of loan and the competitive environment for mortgage loans, the Bank may charge an origination fee on all or some of the loans it originates.

         Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 1997, First Federal had no assets classified as loss, no assets classified as doubtful and $26,000 of assets classified as substandard. At June 30, 1997, assets designated as special mention totalled $55,000.

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


                                                                          Year Ended June 30,
                                                     ---------------------------------------------------------
                                                      1997         1996         1995         1994         1993
                                                     ------       ------       ------       ------       -----
                                                                           (In thousands)
Balance at beginning of period....................  $     95     $    83      $     71     $     59     $    47
Provision for loan losses.........................         5          12            12           12          12
                                                    --------     -------      --------     --------     -------
Balance at end of period..........................  $    100     $    95      $     83     $     71     $    59
                                                    ========     =======      ========     ========     =======

         The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                             June 30,
                                    ------------------------------------------------------
                                               1997                          1996
                                    -------------------------       ----------------------
                                                  Percent of                   Percent of
                                                  Loans in                      Loans in
                                                 Category to                   Category to
                                    Amount       Total Loans        Amount     Total Loans
                                    ------       -----------        ------     -----------
                                                   (Dollars in thousands)
Real estate - mortgage:
  Residential.....................   $   93         93.2%           $   89        93.8%
  Commercial......................        2          1.5                 1         1.3
Real estate - construction........        1          0.9                 1         0.6
Consumer..........................        4          4.4                 4         4.3
                                     ------       ------            ------     -------

Total allowance for loan losses...   $  100        100.0%           $   95       100.0%
                                     ======       ======            ======     =======

                                                                            June 30,
                                    --------------------------------------------------------------------------------
                                               1995                          1994                       1993
                                    -------------------------       ----------------------     ---------------------
                                                  Percent of                   Percent of                 Percent of
                                                  Loans in                      Loans in                   Loans in
                                                 Category to                   Category to                Category to
                                    Amount       Total Loans        Amount     Total Loans     Amount     Total Loans
                                    ------       -----------        ------     -----------     ------     -----------
                                                                    (Dollars in thousands)
Real estate - mortgage:
  Residential.....................  $    78         94.1%           $   67        94.2%        $   56        94.4%
  Commercial......................        2          1.6                 1         1.6              1         1.4
Real estate - construction........        -          0.3                 1         0.6              -         0.1
Consumer..........................        3          4.0                 2         3.6              2         4.1
                                     ------       ------            ------     -------         ------     -------

Total allowance for loan losses...   $   83        100.0%           $   71       100.0%        $   59       100.0%
                                     ======       ======            ======     =======         ======     =======

         The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below.

                                                                            At June 30,
                                                    ------------------------------------------------------------
                                                     1997         1996         1995         1994            1993
                                                    ------       ------       -----        ------          -----
                                                                      (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more........................  $  116       $  118       $    34      $  213       $   272

Percentage of total loans.........................     .10%         .11%          .03%        .20%          .30%
Percentage of total assets........................     .09%         .09%          .02%        .19%          .26%

         At June 30, 1997, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

Investment Activities

         First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. First Federal may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require First Federal to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see " -- Regulation of the Bank -- Liquidity Requirements."

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

         The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.

                                                                                 Year Ended June 30,
                                                                 -----------------------------------------------
                                                                    1997               1996               1995
                                                                    ----               ----               ----
                                                                                  (In thousands)
Investment securities:
  U.S. Government agency issues................................  $   4,750          $   8,772          $      --
  State and municipal obligations..............................        100                100                101
Interest-earning deposits and certificates of deposit..........      2,790              5,873             38,680
FHLB stock.....................................................      1,156              1,078                990
                                                                 ---------          ---------          ---------
     Total investments.........................................  $   8,796          $  15,823          $  39,771
                                                                 =========          =========          =========

         The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for First Federal's investments, excluding FHLB stock, at June 30, 1997.

                                                               At June 30, 1997
                                     --------------------------------------------------------------------
                                       One Year or Less       One to Five Years       Five to Ten Years
                                     ------------------     ---------------------   ---------------------
                                     Carrying   Average     Carrying    Average     Carrying
                                      Value      Yield       Value       Yield       Value       Yield
                                     --------   -------     --------    -------     --------    -------
                                                           (Dollars in thousands)
Investment securities:
  State and municipal
    obligations..................... $   100      6.24%     $     --        -- %   $      --        -- %
  U.S. Government agency
    issued bonds....................    1,756     5.94         1,998      6.05           996      6.64
Interest-earning deposits and
  certificates of deposit...........    2,690     5.18           100      5.87            --       --
                                     --------               --------               ---------
    Total........................... $  4,546               $  2,098               $     996
                                     ========               ========               =========

                                                         At June 30, 1997
                                      ------------------------------------------------------
                                       More than Ten Years      Total Investment Portfolio
                                      ---------------------   ------------------------------
                                      Carrying    Average     Carrying    Market     Average
                                       Value       Yield       Value      Value       Yield
                                      --------    ------      -------     ------     -------
                                                      (Dollars in thousands)
Investment securities:
  State and municipal
    obligations..................... $     --       -- %     $    100    $   100       6.24%
  U.S. Government agency
    issued bonds....................       --       --          4,750      4,719       6.19
Interest-earning deposits and
  certificates of deposit...........       --       --          2,790      2,790       5.18
                                     --------                --------    -------
    Total........................... $     --                $  7,640    $ 7,604
                                     ========                ========    =======


         For additional information, see Notes A2 and B of the Notes to Consolidated Financial Statements included in the Annual Report.

Deposit Activity and Other Sources of Funds

         General. Deposits are the primary source of First Federal's funds for lending and other investment purposes. In addition to deposits, First Federal derives funds from borrowings from the FHLB of Cincinnati, loan principal repayments, interest payments and maturing investments. FHLB advances are generally more costly than deposits but provide greater flexibility in terms and are more easily matched to the life of assets in the Bank's portfolio. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions.

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

         Savings deposits in First Federal at June 30, 1997 were represented by the various types of savings programs described below.


Interest       Minimum                                                      Minimum    Balance in     Percentage of
Rate (1)        Term                      Category                          Amount     Thousands      Total Savings
--------       -------                    --------                          ------     -----------    -------------
3.00%          None                 Passbook                              $     100    $   10,391        12.08%
3.00           None                 Christmas Savings                           N/A           196         0.23
3.00           None                 NOW                                         300         1,626         1.89
3.10           None                 Golden 50                                   300         1,479         1.72
3.09           None                 SuperNOW                                  1,000           675         0.79
3.64           None                 MMDA                                      1,000         6,181         7.19
  --           None                 Non Interest-Bearing                        300           180         0.21
                                                                                       ----------      -------
                                                                                           20,728        24.11
                                    Certificates of Deposit
                                    -----------------------

4.09%          91-Days              Fixed Term, Fixed Rate                      500         1,949         2.27
4.75           182-Days             Fixed-Term, Fixed Rate                      500         7,040         8.19
6.01           9-month              Fixed-Term, Fixed Rate                      500         1,711         1.99
4.89           12-month             Fixed-Term, Fixed Rate                      500         8,827        10.26
5.77           15-month             Fixed-Term, Fixed Rate                      500        11,201        13.03
6.15           18-month             Fixed-Term, Fixed Rate                      500           100         0.12
5.41           24-month             Fixed-Term, Fixed Rate                      500         8,098         9.42
5.87           30-month             Fixed-Term, Fixed Rate                      500         3,168         3.69
5.50           36-month             Fixed-Term, Fixed Rate                      500         5,494         6.39
5.68           60-month             Fixed-Term, Fixed Rate                      500         4,219         4.91
6.23           72-month             Fixed-Term, Fixed Rate                      500           351         0.41
4.91           12-month             Variable IRA                                100         5,293         6.16
4.91           12-month             Fixed-Term, Variable Rate                   500         1,157         1.35
5.64           24-month(2)          Fixed Term, Variable Rate                   500         6,495         7.55
3.00           Varies               Other                                       N/A           126         0.15
                                                                                       ----------     --------
                                                                                           65,229        75.89
                                                                                       ----------     --------
                                                                                       $   85,957       100.00%
                                                                                       ==========       ======

--------------
(1)      Represents weighted average interest rate.
(2) Account holder has a one-time option to increase the interest rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by First Federal between the dates indicated.


                                          Balance at                                  Balance at
                                           June 30,       % of       Increase          June 30,
                                             1997       Deposits    (Decrease)           1996
                                          ---------     --------    ----------       -----------
                                                            (Dollars in thousands)
Passbook................................  $   10,391      12.08%    $   (774)         $   11,165
Statement savings.......................          --         --           --                  --
Christmas savings.......................         196       0.23          (13)                209
NOW.....................................       1,626       1.89          181               1,445
Golden 50...............................       1,479       1.72           42               1,437
SuperNOW................................         675       0.79          (68)                743
MMDA....................................       6,181       7.19           (4)              6,185
Non interest-bearing....................         180       0.21         (199)                379
                                          ----------  ---------     --------          ----------
                                              20,728      24.11         (835)             21,563

Certificates of Deposit
-----------------------
Fixed-Term, Fixed-Rate:
  91-days...............................       1,949       2.27          (72)              2,021
  182-days..............................       7,040       8.19       (1,745)              8,785
  9-month...............................       1,711       1.99          665               1,046
  12-month..............................       8,827      10.26       (3,943)             12,770
  15-month..............................      11,201      13.03       11,201                  --
  18-month..............................         100       0.12       (1,244)              1,344
  24-month..............................       8,098       9.42           98               8,000
  30-month..............................       3,168       3.69        2,563                 605
  36-month..............................       5,494       6.39       (2,150)              7,644
  60-month..............................       4,219       4.91        1,183               3,036
  72-month..............................         351       0.41          (48)                399
Variable IRA (12-month).................       5,293       6.16       (1,056)              6,349
Fixed-Term, Variable-Rate (12 month)....       1,157       1.35         (147)              1,304
Fixed-Term, Variable-Rate (24 month)....       6,495       7.55       (6,272)             12,767
Other...................................         126       0.15          (18)                144
                                          ----------   --------     --------          ----------
                                              65,229      75.89         (985)             66,214
                                          ----------   --------     --------          ----------
    Total...............................  $   85,957     100.00%    $ (1,820)         $   87,777
                                          ==========   ========     ========          ==========

                                                                        Balance at
                                             % of         Increase      June 30,        % of
                                           Deposits      (Decrease)        1995       Deposits
                                           --------      ----------     ----------    --------
                                                            (Dollars in thousands)
Passbook................................    12.72%      $ (35,007)/(1)/ $   46,172      38.79%
Statement savings.......................       --             (88)              88       0.07
Christmas savings.......................     0.24             (16)             225       0.19
NOW.....................................     1.65              41            1,404       1.18
Golden 50...............................     1.64             163            1,274       1.07
SuperNOW................................     0.85             263              480       0.40
MMDA....................................     7.05             (26)           6,211       5.22
Non interest-bearing....................     0.43             340               39       0.03
                                          -------       ---------        ---------    -------
                                            24.58         (34,330)          55,893      46.95
Certificates of Deposit
-----------------------
Fixed-Term, Fixed-Rate:
  91-days...............................     2.30            (974)           2,995       2.52
  182-days..............................    10.01             465            8,320       6.99
  9-month...............................     1.19           1,046               --         --
  12-month..............................    14.55           1,197           11,573       9.72
  15-month..............................       --              --               --         --
  18-month..............................     1.53              71            1,273       1.07
  24-month..............................     9.11              56            7,944       6.67
  30-month..............................     0.69             (33)             638       0.54
  36-month..............................     8.71             414            7,230       6.07
  60-month..............................     3.46             163            2,873       2.41
  72-month..............................     0.45            (107)             506       0.43
Variable IRA (12-month).................     7.23             216            6,133       5.15
Fixed-Term, Variable-Rate (12 month)....     1.49            (461)           1,765       1.48
Fixed-Term, Variable-Rate (24 month)....    14.54           1,088           11,679       9.81
Other...................................     0.16             (75)             219       0.19
                                          -------       ---------        ---------    -------
                                            75.42           3,066           63,148      53.05
                                          -------       ---------        ---------    -------
    Total...............................   100.00%      $  31,264        $ 119,041     100.00%
                                          =======       =========        =========    =======

-------------
(1) Decrease represents in part funds used for purchase of shares in the Bank's stock conversion.

         The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.


                                                        Year Ended June 30,
                               -----------------------------------------------------------------
                                      1997                     1996                  1995
                               ------------------      --------------------    -----------------
                               Interest-               Interest-               Interest-
                               Bearing                 Bearing                 Bearing
                               Demand       Time       Demand         Time     Demand      Time
                               Deposits   Deposits     Deposits     Deposits   Deposits  Deposits
                               --------   --------     --------     --------   --------  --------
                                                       (Dollars in thousands)
Average balance..............  $  9,770   $ 65,296     $  13,805    $  63,656  $  10,455  $ 62,184
Average rate.................      3.33%      5.44%         3.06%        5.64%      3.16%     4.96%

         The following table sets forth the time deposits in First Federal classified by rates at the dates indicated.

                                                                        At June 30,
                                                     ----------------------------------------------
                                                      1997                1996                 1995
                                                     ------              ------               -----
                                                                      (In thousands)
          2 - 3.99%...............................  $     152          $     135          $     217
          4 - 5.99%...............................     54,461             46,122             41,111
          6 - 7.99%...............................     10,530             19,795             21,447
          8 - 9.99%...............................         86                162                319
          10.00 - 11.99%..........................         --                 --                 54
                                                    ---------          ---------          ---------
                                                       65,229          $  66,214          $  63,148
                                                    =========          =========          =========

         The following table sets forth the amount and maturities of time deposits in First Federal at June 30, 1997.

                                                                  Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                                 (In thousands)
 2 -  3.99%.....................  $      22       $       92     $        8      $       30       $      152
 4 -  5.99%.....................     35,713           13,975          4,272             501           54,461
 6 -  7.99%.....................      7,719            1,287            241           1,283           10,530
 8 -  9.99%.....................         84                2             --              --               86
                                  ---------       ----------     ----------      ----------       ----------
                                  $  43,538       $   15,356     $    4,521      $    1,814       $   65,229
                                  =========       ==========     ==========      ==========       ==========

         The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 1997.

                                                                            Certificates
      Maturity Period                                                        of Deposit
      ---------------                                                      --------------
                                                                           (In thousands)
      Three months or less...............................................      $ 1,416
      More than three through six months.................................          535
      More than six through 12 months....................................        2,146
      Over 12 months.....................................................        3,073
                                                                               -------
      Total..............................................................      $ 7,170
                                                                               =======

         The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                                    Year Ended June 30,
                                                    -----------------------------------------------
                                                        1997               1996             1995
                                                    ------------       ------------      ----------
                                                                      (In thousands)
Beginning balance.................................  $  87,777          $ 119,041          $  89,115

Deposits..........................................     64,175             62,402             74,935
Withdrawals.......................................     69,224             96,507             47,920
                                                    ---------          ---------          ---------
Net increase (decrease) before interest
  credited........................................     (5,049)           (34,105)            27,015
Interest credited.................................      3,229              2,841              2,911
                                                    ---------          ---------          ---------
Net increase (decrease) in deposits...............     (1,820)           (31,264)            29,926
                                                    ---------          ---------          ---------
Ending balance....................................  $  85,957          $  87,777          $ 119,041
                                                    =========          =========          =========

         Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 1997, First Federal had $9.0 million in advances outstanding from the FHLB of Cincinnati.

         The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                                          At or for the
                                                                       Year Ended June 30,
                                                                   --------------------------
                                                                     1997              1996
                                                                   --------          --------
                                                                      (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances..................................................  $  9,006        $   4,998
  Other loans....................................................    13,000              500
                                                                   --------        ---------
     Total.......................................................    22,006            5,498

Weighted average rate paid on:
  FHLB advances..................................................      6.41%            6.33%
  Other loans....................................................      8.50%            8.25%

                                                                           For the Year
                                                                          Ended June 30,
                                                                   ---------------------------
                                                                     1997               1996
                                                                   --------           --------
                                                                       (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances.................................................   $  9,006           $  5,044
  Other loans...................................................     13,000                500

                                                                           For the Year
                                                                          Ended June 30,
                                                                   ----------------------------
                                                                     1997                1996
                                                                   --------            --------
                                                                       (Dollars in thousands)
Approximate average short-term borrowings outstanding
  with respect to:
  FHLB advances..................................................  $     --            $    --
  Other loans (2)................................................     1,083                 42

Approximate weighted average rate paid on: (1)
  FHLB advances..................................................      6.04%              6.23%
  Other loans (2)................................................      8.50%              8.25%

---------------
(1) Weighted average computed by dividing total interest paid by average balance outstanding.
(2)      Consists solely of a $13.0 million note originated on June 24, 1997.

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

         Franklin County has a population of approximately 46,000, of which approximately 29,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 30% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 5-6% in recent years.

Competition

         First Federal faces strong competition for deposits and loans. First Federal's principal competitors for deposits are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area. Despite First Federal's small size relative to the many and various other depository and lending institutions in its market area, First Federal usually ranks first with respect to the origination of single family purchase mortgages made on properties located in Franklin County. Nevertheless, the level of competition in the Bank's market area has limited to a certain extent the lending opportunities in the area.

Employees

         As of June 30, 1997, First Federal had 25 full-time and no part-time employees, none of whom was represented by a collective bargaining agreement.

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

         Activities Restrictions. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation as of March 5, 1987 to be directly engaged in by multiple savings and loan holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

         Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

         Savings institutions are also subject to the restrictions contained in
Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

         Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Restrictions on Acquisitions. The HOLA generally prohibits savings and loan holding companies, without prior approval of the Director of OTS, from acquiring (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under (S).7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in
(a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

Regulation of the Bank

         General. As a federally chartered savings institution, First Federal is subject to extensive regulation by the OTS. The lending activities and other investments of First Federal must comply with various state and federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements.

The Bank must file reports with the OTS describing its activities and financial condition. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

         Regulatory Capital Requirements. Under OTS regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1997, First Federal had no such investments.

         Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings institution's investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings institution's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1997, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

         The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

         The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1997.

                                                                                            Percent of
                                                                         Amount             Assets (1)
                                                                         ------             ----------
                                                                            (Dollars in thousands)
         Tangible capital(2)..........................................   $ 34,135             25.86%
         Tangible capital requirement.................................      1,980              1.50
                                                                         --------             -----
           Excess.....................................................   $ 32,155             24.36%
                                                                         ========             =====

         Core capital(2)..............................................   $ 34,135             25.86%
         Core capital requirement.....................................      3,959              3.00
                                                                         --------             -----
           Excess.....................................................   $ 30,176             22.86%
                                                                         ========             =====

         Risk-based capital(2)........................................   $ 34,235             50.78%
         Risk-based capital requirement...............................      5,393              8.00
                                                                         --------             -----
           Excess.....................................................   $ 28,842             42.78%
                                                                         ========             =====

         Tier 1 capital(2)............................................   $ 34,135             25.86%
         Tier 1 capital requirement...................................      5,279              4.00
                                                                         --------             -----
           Excess.....................................................   $ 28,856             21.86%
                                                                         ========             =====

         Tier 1 capital(2)............................................   $ 34,135             50.64%
         Tier 1 risk-based capital requirement........................      2,696              4.00
                                                                         --------             -----
           Excess.....................................................   $ 31,439             46.64%
                                                                         ========             =====

---------------
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

(2) On July 11, 1997, the Bank distributed $11 million to the Company. These funds were used to pay down the loan obtained on June 24, 1997 for payment of the Company's return of capital. For more information regarding the effect of the distribution on the Bank's capital position, see "-- Recent Developments -- Restructuring Plan."

         The OTS' risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

         The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

         In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from non-traditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

         Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators, including the OTS, are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator;
(ii) required to submit an acceptable capital restoration plan within 45 days;
(iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than- satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

         Liquidity Requirements. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short term liquidity ratios of the Bank for June 1997 were 7.77% and 5.33%, respectively.

         Qualified Thrift Lender Test. The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution are restricted to those of a national bank located in the institution's home state; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as and be deemed a bank holding company subject to all of the provisions of the BHCA and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

         To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in mortgage-backed securities, residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit- needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

         A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1997, approximately 98.5% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments.

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

         Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded the ratio of its fully phased-in capital requirement to assets at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

         Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

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

         Over the past years, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment, the Bank incurred a pre-tax expense of $567,000 during the quarter ended September 30, 1996.

         The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates through the end of 1997 to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits for institutions in the highest risk-based premium category. Since the BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

         Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. However, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF- insured institutions like the Bank. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

         Federal Home Loan Bank System. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1997, of $1.1 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1997, the Bank had $9.0 million in advances and other borrowings from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

Taxation

         First Federal files its tax return based on a fiscal year ending June
30. The Company and the Bank will file separate tax returns for fiscal 1997.

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

         Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Under such legislation, the Bank is required to recapture approximately $140,000 of its bad debt reserve. The Bank has provided deferred taxes on its post-1987 additions to its bad debt reserves and, as a result, the recapture provisions will have no effect on the Bank's results of operations.

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

State Income Taxation

         The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of First Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available for sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion on their net capital.

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

Executive Officers Who Are Not Directors

         The following table sets forth information regarding the executive officer of the Company who does not serve on the Board of Directors.

                                  Age at
                                  June 30,
Name                                1997          Title
----                              --------        -----
Joyce H. Jennings (1)               60            Vice President and Treasurer

-----------
(1) Mrs. Jennings is the wife of William C. Jennings, Chairman of the Board and President of the Company and the Bank and the mother of Don Jennings, Vice President of the Bank.


         Joyce H. Jennings has been an employee of First Federal since 1955. She has served as Vice President and Treasurer of the Bank since 1983 and Treasurer of the Company since its inception. Mrs. Jennings has been active in philanthropy and civic activities in the Frankfort area, and holds several offices in her church. She currently serves on the Board of the Franklin County Council on Aging. Her husband, William C. Jennings, is President and Chairman of the Board of the Company and First Federal and her son, Don Jennings, is Vice President of the Bank.


Item 2.  Properties
-------------------

         The following table sets forth information regarding First Federal's offices at June 30, 1997.

                                                            Book Value                         Deposits at
                                  Year        Owned or      at June 30,      Approximate        June 30,
                                 Opened        Leased          1997        Square Footage         1997
                                 ------        ------          ----        --------------         ----
                                                      (Dollars in thousands)
Main Office:
216 West Main Street              1989          Owned        $   1,248         14,400            $ 46,860
Frankfort, Kentucky  40601

                                                            Book Value                         Deposits at
                                  Year        Owned or      at June 30,      Approximate        June 30,
                                 Opened        Leased          1997        Square Footage         1997
                                 ------        ------          ----        --------------         ----
                                                      (Dollars in thousands)
Branch Offices:
East Branch                       1971          Owned             $153          1,800             $22,732
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                       1975          Owned              142          2,480              16,365
1220 US 127 South
Frankfort, Kentucky  40601

         The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 1997 was $30,000. First Federal owns a small parcel of land to the rear of the East Branch which is rented to a local business for parking.

         The book value of First Federal's investment in premises and equipment totaled $1.6 million at June 30, 1997.

Item 3. Legal Proceedings.
-------------------------

         From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 1997, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders'
---------------------------------------------------------------------------
Matters
-------

         The information required by this Item is incorporated by reference to "Market Information" contained in the Company's Annual Report attached as
Exhibit 13 hereto.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

         The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The financial statements required by this item are incorporated by reference to the consolidated financial statements, notes to consolidated financial statements and independent auditors' report in the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         For certain information regarding the one executive officer of the Company who is not a director, see "Item 1. Description of Business -- Executive Officers Who Are Not Directors."

         For more information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, the information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

         (a)  List of Documents Filed as Part of this Report
              ----------------------------------------------

         (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

                  Independent Auditors' Report

                  Consolidated Statements of Financial Condition as of June 30, 1997 and 1996

                  Consolidated Statements of Operations for the years ended June 30, 1997, 1996, and 1995

                  Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements for the years ended June 30, 1997, 1996 and 1995

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.      Description
      ---      -----------
       3.1     Certificate of Incorporation of Frankfort First Bancorp, Inc.                              *
       3.2     Bylaws of Frankfort First Bancorp, Inc.                                                    *
       4       Form of Stock Certificate of Frankfort First Bancorp, Inc.                                 *
      10.1     Stock Option and Incentive Plan                                                            * +
      10.3(a)  Employment Agreements with First Federal Savings Bank of Frankfort                         * +
      10.3(b)  Employment Agreements with Frankfort First Bancorp, Inc.                                   * +
      10.4     Deferred Compensation Plan                                                                 * +
      10.5     Trust Agreement Relating to Employment Agreements and Deferred                             ** +
                 Compensation Plan
      13       Annual Report to Stockholders
      21       Subsidiaries of the Registrant
      23.1     Consent of Grant Thornton L.L.P.
      23.2     Consent of Butler & Associates, P.S.C.
      27       Financial Data Schedule

--------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-83968).
(**) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(+)      Management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K. A Current Report on Form 8-K dated June 5,
             -------------------
1997 and filed on June 11, 1997 to report the implementation of the benefit plan restructuring and a Current Report on Form 8-K dated June 10, 1997 and filed June 13, 1997 regarding the delay of the effective date of the one-for-two reverse stock split were filed during the quarter ended June 30, 1997.

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

                                            FRANKFORT FIRST BANCORP, INC.


September 22, 1997                          By: /s/ William C. Jennings
                                               -----------------------
                                               William C. Jennings
                                               President and Chief Executive
                                               Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William C. Jennings                                       September 22, 1997
----------------------------------------------
William C. Jennings
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)


/s/ Danny A. Garland                                          September 22, 1997
----------------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton, III                                    September 22, 1997
----------------------------------------------
Charles A. Cotton, III
Director


/s/ David Eddins                                              September 22, 1997
----------------------------------------------
David Eddins
Director


/s/ William M. Johnson                                        September 22, 1997
----------------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                                             September 22, 1997
----------------------------------------------
Frank McGrath
Director


/s/ Herman D. Regan, Jr.                                      September 22, 1997
----------------------------------------------
Herman D. Regan, Jr.
Director