Form 10-Q
period 1997-09-30
FRANKFORT FIRST BANCORP INC
filed 1997-11-13
CIK 930182

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--    EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1997

                                      OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number:  0-26360

                          Frankfort First Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           61-1271129
-------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                      Identification Number)

 216 West Main Street, Frankfort, Kentucky                       40602
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (502) 223-1638
-------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1997: 3,279,952.

Page 1 of 12 pages

                                   CONTENTS

PART I.           FINANCIAL INFORMATION                                                PAGE
-------------------------------------------------------------------------------------------
Item 1            Consolidated Statements of Financial Condition at
                  September 30, 1997 and June 30, 1997                                   3

                  Consolidated Statements of Operations for the three
                  months ended September 30, 1997 and 1996                               4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 1997 and 1996                               5

                  Notes to Consolidated Financial Statements                             6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                             8

PART II.          OTHER INFORMATION
-----------------------------------

Item 1            Legal Proceedings                                                      11

Item 2            Changes in Securities                                                  11

Item 3            Defaults upon Senior Securities                                        11

Item 4            Submission of Matters to a
                  Vote of Security Holders                                               11

Item 5            Other Information                                                      11

Item 6            Exhibits and Reports on Form 8-K                                       11

SIGNATURES                                                                               12
----------

                         Frankfort First Bancorp, Inc.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands)


                                                                                 September 30,               June 30,
                                                                                     1997                      1997
                ASSETS
           Cash and due from banks                                          $                129       $               161
           Interest-bearing deposits in other financial institutions                       2,395                     2,590
                                                                               ------------------        ------------------
                  Cash and cash equivalents                                                2,524                     2,751

           Certificates of deposit in other financial institutions                           200                       200
           Investment securities - at amortized cost, approximate
                market value of $3,836 and $4,819 as of
                September 30, 1997 and June 30, 1997                                       3,847                     4,850
           Loans receivable - net                                                        123,442                   120,888
           Office premises and equipment - at depreciated cost                             1,553                     1,573
           Federal Home Loan Bank stock - at cost                                          1,156                     1,156
           Accrued interest receivable on loans                                              330                       316
           Accrued interest receivable on investments and
               interest-bearing deposits                                                      74                        79
           Prepaid expenses and other assets                                                  86                        95
           Deferred federal income tax assets                                                 43                       130
                                                                               ------------------        ------------------

                  Total assets                                              $            133,255       $           132,038
                                                                               ==================        ==================

                LIABILITIES AND SHAREHOLDERS' EQUITY
           Deposits                                                         $             85,037       $            85,957
           Advances from the Federal Home Loan Bank                                       21,842                     9,006
           Other borrowed money                                                            2,000                    13,000
           Advances by borrowers for taxes and insurance                                     387                       298
           Accrued interest payable                                                          144                       129
           Accrued federal income taxes                                                      247                       141
           Other liabilities                                                               1,172                     1,162
                                                                               ------------------        ------------------
                  Total liabilities                                                      110,829                   109,693

           Shareholders' equity
              Preferred stock, 5,000,000 shares authorized, $.01 par
                  value: no shares issued                                                     --                        --
              Common stock, 7,500,000 shares authorized, $.01 par
                  value:  3,344,952 shares issued                                             35                        35
              Additional paid-in capital                                                   5,858                     5,858
              Retained earnings - restricted                                              17,613                    17,532
              Shares acquired by employee stock benefit plans                              (414)                     (414)
              Less 65,000 shares of treasury stock - at cost                               (666)                     (666)
                                                                               ------------------        ------------------
                  Total shareholders' equity                                              22,426                    22,345
                                                                               ------------------        ------------------

                  Total liabilities and shareholders' equity                $            133,255       $           132,038
                                                                               ==================        ==================


                         Frankfort First Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three months ended September 30,
                     (In thousands, except per share data)


                                                                               1997                      1996
            Interest income
               Loans                                                    $           2,297         $           2,054
               Investment securities                                                   22                       195
               Interest-bearing deposits and other                                     90                        19
                                                                          ----------------          ----------------
                      Total interest income                                         2,409                     2,268

            Interest expense
               Deposits                                                             1,025                     1,075
               Borrowings                                                             400                        91
                                                                          ----------------          ----------------
                      Total interest expense                                        1,425                     1,166
                                                                          ----------------          ----------------

                      Net interest income                                             984                     1,102

            Provision for losses on loans                                              --                         3
                                                                          ----------------          ----------------

                   Net interest income after provision for
                         losses on loans                                              984                     1,099

            Other operating income                                                     12                        23

            General, administrative, and other expense
               Employee compensation and benefits                                     224                       441
               Occupancy and equipment                                                 37                        40
               Federal deposit insurance premiums                                      14                       637
               Franchise and other taxes                                               25                        37
               Data processing                                                         32                        32
               Other operating expense                                                 94                        92
                                                                          ----------------          ----------------
                      Total general, administrative,
                           and other expense                                          426                     1,279
                                                                          ----------------          ----------------

                      Earnings (loss) before income taxes (credits)                   570                     (157)

            Federal income taxes (credits)
               Current                                                                107                      (57)
               Deferred                                                                87                         3
                                                                          ----------------          ----------------
                        Total federal income taxes (credits)                          194                      (54)
                                                                          ----------------          ----------------

                      NET EARNINGS (LOSS)                               $             376         $           (103)
                                                                          ================          ================

                      EARNINGS (LOSS) PER SHARE                         $            0.12         $          (0.03)
                                                                          ================          ================



                         Frankfort First Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the three months ended September 30,



                                  (In thousands)                               1997                     1996
            Cash flows from operating activities:
               Net earnings (loss) for the period                       $       376                $    (103)
               Adjustments to reconcile net earnings (loss) to net
                 cash provided by (used in) operating activities:
                   Amortization of discounts and premiums on loans,
                      investments, and mortgage backed securities, net            3                        6
                   Amortization of deferred loan origination fees                --                      (6)
                   Depreciation and amortization                                 20                       31
                   Provision for losses on loans                                 --                        3
                   Amortization of expense related to stock benefit
                       plans                                                     --                      106
                   Increase (decrease) in cash due to changes in:
                      Accrued interest receivable                               (9)                       22
                      Prepaid expenses and other assets                           9                       26
                      Other liabilities                                          25                      694
                      Federal income taxes
                         Current                                                106                    (117)
                         Deferred                                                87                        3
                                                                          ----------              -----------
                           Net cash provided by operating activities            617                      665
            Cash flows provided by (used in) investing activities:
               Proceeds from maturity of investment securities                1,000                    1,000
               Loan principal repayments                                      6,751                    6,405
               Loan disbursements                                           (9,305)                  (8,757)
               Purchase of office premises and equipment                         --                     (58)
                                                                          ----------              -----------
                         Net cash used in investing activities              (1,554)                  (1,410)
            Cash flows provided by (used in) financing activities:
               Net decrease in deposit accounts                               (920)                  (1,084)
               Purchase of treasury stock                                        --                    (103)
               Proceeds from Federal Home Loan Bank advances                 24,000                    1,500
               Repayment of Federal Home Loan Bank advances                (11,164)                     (75)
               Repayment of other borrowed money                           (11,000)                    (500)
               Advances by borrowers for taxes and insurance                     89                       72
               Dividends on common stock                                      (295)                    (310)
                                                                          ----------              -----------
                         Net cash provided by (used in) financing
                           activities                                           710                    (500)
                                                                          ----------              -----------
            Net decrease in cash and cash equivalents                         (227)                  (1,245)
            Cash and cash equivalents at beginning of period                  2,751                    5,817
                                                                          ----------              -----------
            Cash and cash equivalents at end of period                  $     2,524               $    4,572
                                                                          ==========              ===========
            Supplemental disclosure of cash flow information:
                   Cash paid during the period for:
                        Federal income taxes                            $        --               $       60
                                                                          ==========              ===========
                        Interest on deposits and borrowings             $     1,410               $    1,181
                                                                          ==========              ===========


                         Frankfort First Bancorp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                          September 30, 1997 and 1996

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of operations, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS (LOSS) PER SHARE

Primary and fully diluted earnings (loss) per share for the three months ended September 30, 1997 and 1996 are based upon the weighted average shares outstanding during the periods plus those stock options that are dilutive, less shares in the Employee Stock Ownership Plan that are unallocated and not committed to be released. Weighted average common shares deemed outstanding totaled 3,051,797 and 3,198,392 for the three months ended September 30, 1997 and 1996, respectively.

(4)  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

         Accounting for Transfers of Financial Assets. In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125. "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

         In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Company's basic and diluted earnings per share for the three-month period ended September 30, 1997 would have each been $0.12.

         In February, 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statements.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

         In June , 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

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

Comparison of Financial Condition at September 30, 1997 and June 30, 1997

         Assets: The Company's total assets increased slightly from $132.0 million at June 30, 1997 to $133.3 million at September 30, 1997, an increase of $1.2 million or 0.9%. The Company's net loans receivable increased from $120.9 million at June 30, 1997 to $123.4 million at September 30, 1997, an increase of $2.6 million or 2.1%. Cash used to fund this increase in loans was in part drawn from the maturity of investment securities (which decreased by $1.0 million or 20.7%). The remainder was funded with Federal Home Loan Bank advances.

         Liabilities: Deposits decreased from $86.0 million at June 30, 1997 to $85.0 million at September 30, 1997, a decrease of $920,000 or 1.1%. Advances from the Federal Home Loan Bank increased from $9.0 million at June 30, 1997 to $21.8 million at September 30, 1997. Other borrowed money decreased from $13.0 million at June 30, 1997 to $2.0 million at September 30, 1997. At June 30, 1997, the Company had borrowed $13.0 million from a commercial bank to fund the $4 per share return of capital paid to shareholders on June 24, 1997. After June 30, 1997, the Company paid off $11.0 million of this loan with proceeds from various advances from the Federal Home Loan Bank. Management believes that, when compared to loans from commercial banks, FHLB advances offer better rates and terms that can be more easily matched to the characteristics of the Company's assets. All borrowings increased from $22.0 million at June 30, 1997 to $23.8 million at September 30, 1997, an increase of $1.8 million or 8.3%. The increase in overall borrowings was used to fund new loan originations. Management's current intention is to fund future loan growth primarily with FHLB advances. While rates paid on deposits are generally less than those paid on FHLB advances, FHLB advances can be tailored to match the expected life of the Bank's loans. Also, while the Bank could obtain new deposits by offering rates higher than its competitors, such practice tends to increase the rate paid on the Bank's existing deposits.

         Shareholders' Equity: Shareholders' equity increased from $22.3 million at June 30, 1997 to $22.4 million at September 30, 1997, an increase of $81,000 or 0.4%. This increase was caused by the Company's net earnings of $376,000 less the dividend accrued on September 30, 1997 in the amount of $295,000 for payment to shareholders on October 15, 1997. The Company's book value per share was $6.84 at September 30, 1997.

Comparison of Results of Operations for the Three Months Ended September 30, 1997 and September 30, 1996

         Net Earnings: The Company's net earnings increased from a net loss of $103,000 for the three months ended September 30, 1996 to $376,000 for the three months ended September 30, 1997, a increase of $479,000. The increase is primarily attributable to the decrease in general, administrative, and other expenses of $853,000 which was partially offset by a $118,000 decrease in net interest income and a $248,000 increase in the provision for federal income taxes. The Company's earnings per share for the three months ended September 30, 1997 was $0.12, up from a $0.03 loss for the three months ended September 30, 1996.

         Net Interest Income: Net interest income decreased from $1.1 million for the three months ended September 30, 1996 to $984,000 for the three months ended September 30, 1997, a decrease of $118,000 or 10.7%. This decrease was primarily due to an increase in interest expense.

         Interest Income: Interest income increased from $2.3 million for the three month period ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997, an increase of $141,000 or 6.2%. This increase was primarily due to an increase in the Company's level of loans receivable, the upward adjustment of some of the Company's adjustable rate mortgages, and a higher percentage of fixed rate mortgages compared to adjustable rate mortgages in the Company's mortgage loan portfolio. Fixed rate mortgages generally pay a higher rate of interest than adjustable rate mortgages.

         Interest Expense: Interest expense increased from $1.2 million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997, an increase of $259,000 or 22.2%. This increase is primarily attributable to an increase of $309,000 in the Bank's expense on borrowings, while the expense on deposits decreased by $50,000. The increase in interest expense on borrowings is due to the increase in the balances of Federal Home Loan Bank advances and other borrowed money. These funds were used to fund the $4 special distribution to shareholders paid on June 24, 1997 and to fund the Company's loan growth. Management expects that the proportion of interest expense attributable to FHLB advances will continue to grow as FHLB advances are used to fund loan growth. In general, rates paid on FHLB advances are greater than rates paid on deposits (see "Comparison of Financial Condition--Liabilities").

         Provision for Losses on Loans: The provision for losses on loans decreased from $3,000 for the three months ended September 30, 1996 to no provision for the three months ended September 30, 1997. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached during the prior year. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

         Other Operating Income: Other operating income decreased from $23,000 for the three months ended September 30, 1996 to $12,000 for the three months ended September 30, 1997. Other operating income is not a significant component of the Company's statement of operations.

         General, Administrative, and Other Expense: General, administrative, and other expense decreased from $1.3 million for the three months ended September 30, 1996 to $426,000 for the three months ended September 30, 1997, a decrease of $853,000 or 66.7%. The primary reason for the disparity in non-interest expense between the periods was the Company's payment, in the September 1996 quarter, of a one-time special assessment to recapitalize the Savings Association Insurance Fund. This recapitalization has resulted in lower FDIC premiums in subsequent periods. Also, the Company's expense for employee compensation and benefits has decreased from $441,000 for the three months ended September 30, 1996 to $224,000 for the three months ended September 30, 1997, a decrease of $217,000 or 49.2%. This reduction was caused by the termination of the Company's Employee Stock Ownership Plan and Management Recognition Plan in June, 1997 which was a component of the Company's Restructuring Plan announced on June 5, 1997. The primary purposes of this plan was to improve profitability by, among other things, reducing compensation expense.

         Income Tax: The Company's provision for federal income taxes was $194,000 for the three months ended September 30, 1997, compared to a $54,000 federal income tax credit for the three months ended September 30, 1996. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the three months ended September 30, 1997 and 34.4% for the three months ended September 30, 1996.

         Non-Performing Assets: At September 30, 1997, the Bank had approximately $125,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.1% of the Bank's net loans. The Bank had no loans classified as Doubtful, Substandard, or Loss and has not charged-off any loans during the period.

         Dividends: On September 14, 1995, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.09 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on July 15, 1997. At September 30, 1997 the Company had recorded dividends payable of $295,000 for the payment of a dividend on

October 15, 1997. In addition to this regular dividend policy, on June 24, 1997 the Company also paid a return of capital in the amount of $4.00 per share to shareholders of record on June 17, 1997. It was subsequently determined that $3.60 of this $4.00 distribution was not taxable but would reduce the shareholders' basis in the stock. The $0.40 portion of this return of capital as well as all other dividends paid during calendar year 1997 are taxable.

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




                                                Frankfort First Bancorp, Inc.


Date: November 10, 1997

                                                /s/  William C. Jennings
                                                -------------------------------
                                                William C. Jennings
                                                Chairman, President, and
                                                Chief Executive Officer
                                                (Principal Executive Officer
                                                and Principal Financial and
                                                Accounting Officer)