Form 10-Q
period 1997-12-31
FRANKFORT FIRST BANCORP INC
filed 1998-02-12
CIK 930182

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 0-26360

                      Franfort First Bancorp, Inc.
_______________________________________________________________
    (Exact name of registrant as specified in its charter)


Delaware                                     61-1271129
____________________                     ______________________
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification Number)


216 West Main Street, Frankfort, Kentucky             40602
________________________________________________________________
(Address of principal executive offices)           (Zip Code)

                            (502) 223-1638
________________________________________________________________
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes    X        No
                                        ------        ------

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of February 9, 1998:
1,619,111

Page 1 of 13 pages

                            CONTENTS

PART I  - FINANCIAL INFORMATION                            PAGE
          -----------------------------------------------------

Item 1.   Consolidated Statements of Financial Condition
          at December 31, 1997 and June 30, 1997            3

          Consolidated Statements of Earnings for the
          three months and six months ended
          December 31, 1997 and 1996                        4

          Consolidated Statements of Cash Flows for the
          six months ended December 31, 1997 and 1996       5

          Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8

Part II.  OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                 13

Item 2    Changes in Securities                             13

Item 3    Defaults upon Senior Securities                   13

Item 4    Submission of Matters to a Vote
          Vote of Security Holders                          13

Item 5.   Other Information                                 13

Item 6.   Exhibits and Reports on Form 8-K                  13

SIGNATURES                                                  14
----------

                      FRANKFORT FIRST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except share data)

                                                 December 31,     June 30,
                                                     1997           1997
                                                 ------------   ------------
   ASSETS
Cash and due from banks                           $    125       $    161
Interest-bearing deposits in other financial
  institutions                                       1,900          2,590
                                                  --------       --------
    Cash and cash equivalents                        2,025          2,751

Certificates of deposit in other financial
  institutions                                         200            200
Investment securities - at amortized cost,
  approximate fair market value of $2,991 and
  $4,819 as of December 31, 1997 and June 30,
  1997                                               2,995          4,850
Loans receivable-net                               124,183        120,888
Office premises and equipment - at depreciated
  cost                                               1,540          1,573
Federal Home Loan Bank stock - at cost               1,226          1,156
Accrued interest receivable on loans                   319            316
Accrued interest receivable on investments
  and interest-bearing deposits                         60             79
Prepaid expenses and other assets                       30             95
Prepaid federal income taxes                           188             --
Deferred federal income taxes                           43            130
                                                  --------       --------
     Total assets                                 $132,809       $132,038
                                                  ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                          $ 83,094       $ 85,957
Advances from the Federal Home Loan Bank            23,822          9,006
Other borrowed money                                 2,000         13,000
Advances by borrowers for taxes and insurance           65            298
Accrued interest payable                               112            129
Accrued federal income taxes                            --            141
Other liabilities                                    1,185          1,162
                                                  --------       --------
     Total liabilities                             110,278        109,693

Shareholders' equity
  Preferred stock, 500,000 shares authorized
    $.01 par value: no shares issued                    --             --
  Common stock, 3,750,000 shares authorized, at
    aggregate stated value: 1,672,476 shares
    issued                                              35             35
  Additional paid-in capital                         5,858          5,858
  Retained earnings - restricted                    17,671         17,532
  Shares acquired by stock benefit plans                --           (414)
  Less 53,291 shares of treasury stock - at
    cost                                            (1,033)          (666)
                                                  --------       --------
    Total shareholders' equity                      22,531         22,345
                                                  --------       --------
    Total liabilities and shareholders' equity    $132,809       $132,038
                                                  ========       ========
Book value per share                              $  13.92       $  13.88
                                                  ========       ========

                      FRANKFORT FIRST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except share data)

                                        Six Months Ended       Three Months Ended
                                          December 31,             December 31,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
Interest income
  Loans                                $4,639     $4,158       $2,342      $2,104
  Investment securities                   126        364           57         169
  Interest-bearing deposits and
    other                                  94         41           51          22
                                       ------     ------       ------      ------
     Total interest income              4,859      4,563        2,450       2,295

Interest expense
  Deposits                              2,058      2,160        1,033       1,085
  Borrowings                              836        203          436         112
                                       ------     ------       ------      ------
     Total interest expense             2,894      2,363        1,469       1,197
                                       ------     ------       ------      ------
     Net interest income                1,965      2,200          981       1,098
Provision for losses on loans              --          5           --           2
                                       ------     ------       ------      ------
     Net interest income after
       provision for losses on
       loans                            1,965      2,195          981       1,096
Other operating income                     25         33           13          10
General, administrative and other
  expense
  Employee compensation and benefits      464        901          240         460
  Occupancy and equipment                  73         81           36          41
  Federal deposit insurance premiums       27        676           13          39
  Franchise and other taxes                28         74            3          37
  Data processing                          63         62           31          30
  Other operating                         188        199           94         107
                                       ------     ------       ------      ------
     Total general, administrative
       and other expense                  843      1,993          417         714
                                       ------     ------       ------      ------
     Earnings before income taxes       1,147        235          577         392
Federal income taxes
  Current                                 303        108          196         165
  Deferred                                 87        (29)          --         (32)
                                       ------     ------       ------      ------
     Total federal income taxes           390         79          196         133
                                       ------     ------       ------      ------
     NET EARNINGS                      $  757     $  156       $  381      $  259
                                       ======     ======       ======      ======

     Basic Earnings Per Share          $ 0.50     $ 0.10       $ 0.25      $ 0.16
     Diluted Earnings Per Share        $ 0.47     $ 0.10       $ 0.24      $ 0.16

                      FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the six months ended December 31,
                             (In thousands)

                                                            1997           1996
                                                        ------------   ------------
Cash flows from operating activities:
  Net earnings for the period                            $    757       $    156
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
    Amortization of discounts and premiums on
      loans, investments, and mortgage-backed
      securities, net                                           5             11
    Amortization of deferred loan origination fees             (5)           (10)
    Depreciation and amortization                              39             54
    Provision for losses on loans                              --              5
    Amortization of expenses related to stock benefit
      plans                                                    47            104
    Federal Home Loan Bank stock dividends                    (43)           (19)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                              16             31
      Prepaid expenses and other assets                        65             85
      Other liabilities                                         6            270
      Federal income taxes
        Current                                              (329)            63
        Deferred                                               87            (29)
                                                          -------       --------
          Net cash provided by operating activities           645            721

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities           1,850          3,000
  Loan principal repayments                                12,341         12,630
  Loan disbursements                                      (15,631)       (17,722)
  Purchase of office premises and equipment                    (6)           (61)
  Purchase of Federal Home Loan Bank stock                    (27)            --
                                                          -------       --------
          Net cash used in investing activities            (1,473)        (2,153)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                         (2,863)           (82)
  Purchase of treasury stock                                   --           (103)
  Proceeds from Federal Home Loan Bank advances            26,500          2,500
  Repayment of Federal Home Loan Bank advances            (11,000)          (500)
  Repayment of other borrowed money                       (11,684)          (176)
  Advances by borrowers for taxes and insurance              (233)          (194)
  Dividends on common stock                                  (618)          (619)
                                                          -------       --------
         Net cash provided by financing activities            102            826
                                                          -------       --------

Net decrease in cash and cash equivalents                    (726)          (606)
Cash and cash equivalent at beginning of period             2,751          5,817
                                                          -------       --------
Cash and cash equivalents at end of period                $ 2,025       $  5,211
                                                          =======       ========

PAGE>
                  Frankfort First Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                   December 31, 1997 and 1996

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average common shares outstanding less shares in the ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding for purposes of computing basic earnings per share totaled 1,526,155 and 1,526,664 for the six and three month periods ended December 31, 1997, respectively, and 1,596,914 and 1,594,631 for the six and three month periods ended December 31, 1996, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,593,818 and 1,594,001 for the six and three month periods ended December 31, 1997, respectively, and 1,625,824 and 1,621,900 for the six and three month periods ended December 31, 1996, respectively. Weighted-average common shares outstanding for the six and three month periods ended December 31, 1996, have been restated to give effect to the Corporation's two-for-one reverse stock split effected on December 1, 1997.

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

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997 and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the consolidated financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income."   SFAS No. 130 establishes standards for
reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

GENERAL

    The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to four-family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one-to four family residential properties and some churches located in the Bank's primary market area. The Bank also maintains an investment portfolio which includes FHLB stock, FHLB certificates of deposit, U.S. Government Agency-issued bonds, and other investments.

OTHER MATTERS -- YEAR 2000 COMPLIANCE


As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous date. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

The Company expects that there will be some expense incurred as a result of preparing for the year 2000. Management, in connection with the Bank's primary data service provider, is currently assessing the impact of such cost on the Company's net earnings in future periods. Management currently does not expect such cost to be substantial; however, if the Bank is ultimately required to purchase replacement computer systems, programs, and equipment or incur substantial expenses to make the Bank's current systems, programs and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

While it is possible that the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting its borrowers, management believes that such losses are unlikely given to the composition of the Bank's loan portfolio, which is primarily made up of 1-4 family residential mortgages.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE
30, 1997

    ASSETS: The Company's total assets increased slightly from $132.0 million at June 30, 1997 to $132.8 million at December 31, 1997, an increase of $771,000 or 0.6%. The
Company's net loans receivable increased from $120.9 million at June 30, 1997 to $124.2 million at December 31, 1997, an increase of $3.3 million or 2.7%.

    LIABILITIES:  Deposits decreased from $86.0 million at
June 30, 1997 to $83.1 million at December 31, 1997, a decrease
of $2.9 million or 3.3%.   Advances from the Federal Home Loan
Bank increased from $9.0 million at June 30, 1997 to $23.8 million at December 31, 1997, an increase of $14.8 million or 164.5%. At June 30, 1997, the Company had borrowed $13.0 million from a commercial bank to fund the $4 per share return of capital paid to shareholders on June 24, 1997. After June 30, 1997, the Company paid off $11.0 million of this loan with proceeds from various advances from the Federal Home Loan Bank. Management believes that, when compared to loans from commercial banks, FHLB advances offer better rates and terms that can be more easily matched to the characteristics of the Company's assets. All borrowings increased from $22.0 million at June 30, 1997 to $25.8 million at December 31, 1997, an increase of $3.8 million or 17.3%. The increase in overall borrowings was used to fund new loan originations.

    SHAREHOLDERS' EQUITY: Shareholders' equity increased from $22.3 million at June 30, 1997 to $22.5 million at December 31, 1997, an increase of $186,000 or 0.8%. This increase was caused by the Company's net earnings of $757,000 less the Company's dividends accrued or paid during the period of $618,000. The Company's book value per share was $13.92 at December 31, 1997 compared to $13.88 at June 30, 1997 (adjusted for the two-for-one reverse stock split effected on December 1, 1997).

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1997 AND DECEMBER 31, 1996

    NET EARNINGS: The Company's net earnings increased from $156,000 for the six months ended December 31, 1996 to $757,000 for the six months ended December 31, 1997, an increase of $601,000 or 385.3%. This increase is primarily attributable to a decrease in general, administrative, and other expense of $1.2 million which was partially offset by a $235,000 decrease in net interest income and an increase in provision for federal
income taxes of $311,000.   The Company's basic earnings per
share rose from $0.10 per share for the six months ended December 31, 1996 to $0.50 per share for the six months ended December 31, 1997 (adjusted for the two-for-one reverse stock split effected on December 1, 1997). The Company's diluted earnings per share rose from $.10 per share for the six months ended December 31, 1996 to $.47 per share for the six months ended December 31, 1997 (adjusted for the two-for-one reverse stock split effected on December 1, 1997).

    NET INTEREST INCOME: Net interest income decreased from $2.2 million for the six-month period ended December 31, 1996 to $2.0 million for the six-month period ended December 31, 1997, a decrease of $235,000 or 10.7%. This decrease was primarily due to an increase in interest expense.

    INTEREST INCOME: Interest income increased from $4.6 million for the six-month period ended December 31, 1996 to $4.9million for the six-month period ended December 31, 1997, an increase of $296,000 or 6.5%. This increase was primarily due to an increase in the Company's level of loans receivable, the upward adjustment of some of the Company's adjustable rate mortgages and a higher percentage of fixed rate mortgages compared to adjustable rate mortgages in the Company's mortgage loan portfolio. Fixed rate mortgages generally pay a higher rate of interest than adjustable rate mortgages.

    INTEREST EXPENSE: Interest expense increased from $2.4 million for the six-month period ended December 31, 1996 to $2.9 million for the six-month period ended December 31, 1997, an increase of $531,000 or 22.5%. This increase is primarily attributable to an increase of $633,000 in the Bank's expense on borrowings while the expense on deposits has decreased by
$102,000.   The increase in interest expense on borrowings is
due to the increase in the balance of Federal Home Loan Bank advances and other borrowed money. These funds were used to fund the $4.00 special distribution to shareholders paid on June 24, 1997 and to fund the Company's loan growth. Management expects that the proportion of interest expense attributable to FHLB advances will continue to grow as FHLB advances are used to fund loan growth. In general, rates paid on FHLB advances are greater than rates paid on deposits (see "Comparison of Financial Condition--Liabilities").

    PROVISION FOR LOSSES ON LOANS: The provision for losses on loans decreased from $5,000 for the six months ended December 31, 1996 to no provision for the six months ended December 31, 1997. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached during the prior year. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

    OTHER OPERATING INCOME: Other operating income decreased from $33,000 for the six months ended December 31, 1996 to $25,000 for the six months ended December 31, 1997. Other operating income is not a significant component of the Company's statement of operations.

    GENERAL, ADMINISTRATIVE, AND OTHER EXPENSE: General, administrative, and other expense decreased from $2.0 million for the six-month period ended December 31, 1996 to $843,000 for the six-month period ended December 31, 1997, a decrease of $1.15 million or 57.7%. The decrease is primarily attributable to the Company's lower level of expense for employee compensation and benefits which decreased by $437,000 or 48.5%. This reduction was caused by the termination of the Company's Employee Stock Ownership Plan and Management Recognition Plan in June, 1997 which was a component of the Company's Restructuring Plan announced June 5, 1997. The primary purpose of this plan was to improve profitability by, among other things, reducing compensation expense. Also contributing to the decrease are lower FDIC premiums subsequent to the one-time special assessment of $567,000 to recapitalize the Savings Association Insurance Fund. FDIC deposit insurance premiums were $676,000 for the six-month period ended December 31, 1996 compared to $27,000 for the six-month period ended December 31, 1997.

    INCOME TAX: The Company's provision for federal income taxes increased from $79,000 for the six months ended December 31, 1996 to $390,000 for the six months ended December 31, 1997. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the six months ended December 31, 1997 and 33.6% for the six months ended December 31, 1996.

    NON-PERFORMING ASSETS: At December 31, 1997, the Bank had approximately $164,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.13% of the Bank's net loans. The Bank had approximately $139,000 in loans internally classified as Substandard and no loans classified as Doubtful, or Loss.

    DIVIDENDS: On December 10, 1997, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.20 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on October 15, 1997. At December 31, 1997 the Company had recorded dividends payable of $324,000 for the payment of a dividend on January 15, 1998.

    In addition to this regular dividend policy, on June 24, 1997 the Company also paid a return of capital in the amount of $4.00 per share to shareholders of record on June 17, 1997. It was subsequently determined that $3.60 of this $4.00 distribution was not taxable but would reduce the shareholders' basis in the stock. The $0.40 portion of this return of capital, as well as all other dividends paid during calendar 1997, are treated as ordinary dividends.

    STOCK SPLIT: On December 1, 1997, the Company effected a two-for-one reverse stock split, as approved by the shareholders at the Company's 1997 annual meeting held November 11, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1997 AND DECEMBER 31, 1996

    NET EARNINGS: The Company's net earnings increased from $259,000 for the three months ended December 31, 1996 to $381,000 for the three months ended December 31, 1997, an increase of $122,000 or 47.1%. The increase is primarily attributable to a decrease in general, administrative, and other expense of $297,000 partially offset by a $117,000 decrease in
net interest income.   The Company's basic earnings per share
rose from $0.16 per share for the three months ended December 31, 1996 to $0.25 per share for the three months ended December 31, 1997 (adjusted for two-for-one reverse stock split effected on December 1, 1997). The Company's diluted earnings per share rose from $.16 per share for the three months ended December 31, 1996 to $.24 per share for the three months ended December 31, 1997 (adjusted for two-for-one reverse stock split effected on December 1, 1997).

    NET INTEREST INCOME: Net interest income decreased from $1.1 million for the three months ended December 31, 1996 to $981,000 for the three months ended December 31, 1997, a decrease of $117,000 or 10.7%. This decrease was primarily due to an increase in interest expense.

    Interest Income: Interest income increased from $2.3 million for the three months ended December 31, 1996 to $2.5 million for the three months ended December 31, 1997, an increase of $155,000 or 6.8%. This increase was primarily due to an increase in the Company's level of loans receivable, the upward adjustment of some of the Company's adjustable rate mortgages and a higher percentage of fixed rate mortgages compared to adjustable rate mortgages in the Company's mortgage loan portfolio. Fixed rate mortgages generally pay a higher rate of interest than adjustable rate mortgages.

    INTEREST EXPENSE: Interest expense increased from $1.2 million for the three months ended December 31, 1996 to $1.5 million for the three months ended December 31, 1997, an increase of $272,000 or 22.7%. This increase is primarily attributable to an increase of $324,000 in the Bank's expense on borrowings, while the expense on deposits decreased by $52,000. The increase in interest expense on borrowings is due to the increase in the balance of Federal Home Loan Bank advances and other borrowed money. These funds were used to fund the $4.00 special distribution to shareholders paid on June 24, 1997 and to fund the Company's loan growth. Management expects that the proportion of interest expense attributable to FHLB advances will continue to grow as FHLB advances are used to fund loan growth. In general, rates paid on FHLB advances are greater than rates paid on deposits (see "Comparison of Financial Condition--Liabilities").

    PROVISION FOR LOSSES ON LOANS: The provision for losses on loans decreased from $2,000 for the three months ended December 31, 1996 to no provision for the three months ended December 31, 1997. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain this provision at $100,000, which was reached during the 1996 three month period. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

    OTHER OPERATING INCOME: Other operating income increased from $10,000 for the three months ended December 31, 1996 to $13,000 for the three months ended December 31, 1997. Other operating income is not a significant component of the Company's statement of operations.

    GENERAL, ADMINISTRATIVE, AND OTHER EXPENSE: General, administrative, and other expense decreased from $714,000 for the three months ended December 31, 1996 to $417,000 for the three months ended December 31, 1997, an decrease of $297,000 or 41.6%. The decrease was primarily attributed to lower expense for employee compensation and benefits which decreased from $460,000 for the three months ended December 31, 1996, to $240,000 for the three months ended December 31, 1997, a decrease of $220,000 or 47.8%. This reduction was caused by the termination of the Company's Employee Stock Ownership Plan and Management Recognition Plan in June, 1997 which was a component of the Company's Restructuring Plan announced June 5, 1997. The primary purpose of this plan was to improve profitability by, among other things, reducing compensation expense. In addition, FDIC deposit insurance premiums were $39,000 for the three-month period ended December 31, 1996 compared to $13,000 for the three month period ended December 31, 1997, a decrease of $26,000 which is attributable to the reduction in premiums caused by the BIF-SAIF resolution.

    INCOME TAX: The Company's provision for federal income taxes increased from $133,000 for the three months ended December 31, 1996 to $196,000 for the three months ended December 31, 1997. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rates were 34.0% and 33.9% for the three months ended December 31, 1997 and 1996, respectively.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The registrant held its Annual Meeting of the Stockholders on November 11, 1997.

    (b)  Not applicable

    (c)  The following matters were voted upon at the Annual
         Meeting: (i) the election of three individuals as directors; and (ii) approval of a one-for-two reverse stock split, including approval of an amendment to the Company's Certificate of Incorporation reflecting the reverse stock split.

         Proposal I -- Election of Directors

Nominee                    Votes For           Votes Withheld
-------                    ---------           --------------
William M. Johnson        2,511,431.815           9,238.206
Frank McGrath             2,511,537.330           9,132.691
Herman D. Regan, Jr.      2,512,246.523           8,423.498

         Proposal II -- Approval of One-For-Two Reverse Stock
         Split

         Votes For         Votes Against       Abstentions (1)
         ---------         -------------       --------------
         2,430,063.796      43,614.627           46,991.598

              (1) Includes broker non-votes

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit 27, Financial Data Schedule, is attached.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Frankfort First Bancorp, Inc.

Date: February 9, 1998   /s/ William C. Jennings
                         -------------------------------------
                         William C. Jennings
                         Chairman, President, and
                         Chief Executive Officer
                         (Principal Executive Officer
                         and Principal Financial and
                         Accounting Officer)