Form 10-Q
period 1998-03-31
FRANKFORT FIRST BANCORP INC
filed 1998-05-12
CIK 930182

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 0-26360

                      FRANKFORT FIRST BANCORP, INC.
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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of May 4, 1998:
1,619,111

Page 1 of 13 pages

                            CONTENTS

PART I  - FINANCIAL INFORMATION                            PAGE
          -----------------------------------------------------

Item 1.   Consolidated Statements of Financial Condition
          at March 31, 1998 and June 30, 1997               3

          Consolidated Statements of Earnings for the
          three months and nine months ended
          March 31, 1998 and 1997                           4

          Consolidated Statements of Cash Flows for the
          nine months ended March 31, 1998 and 1997         5

          Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8

Part II.  OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                 12

Item 2    Changes in Securities                             12

Item 3    Defaults upon Senior Securities                   12

Item 4    Submission of Matters to a Vote
          Vote of Security Holders                          12

Item 5.   Other Information                                 12

Item 6.   Exhibits and Reports on Form 8-K                  12

SIGNATURES                                                  13
----------

                      FRANKFORT FIRST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except share data)

                                                   March 31,      June 30,
                                                     1998           1997
                                                 ------------   ------------
   ASSETS
Cash and due from banks                           $     32       $    161
Interest-bearing deposits in other financial
  institutions                                         814          2,590
                                                  --------       --------
    Cash and cash equivalents                          846          2,751

Certificates of deposit in other financial
  institutions                                         200            200
Investment securities - at amortized cost,
  approximate fair market value of $2,995 and
  $4,819 as of March 31, 1998 and June 30, 1997      2,995          4,850
Loans receivable-net                               125,729        120,888
Office premises and equipment - at depreciated
  cost                                               1,526          1,573
Federal Home Loan Bank stock - at cost               1,358          1,156
Accrued interest receivable on loans                   333            316
Accrued interest receivable on investments
  and interest-bearing deposits                         62             79
Prepaid expenses and other assets                       31             95
Prepaid federal income taxes                           169             --
Deferred federal income taxes                           55            130
                                                  --------       --------
     Total assets                                 $133,304       $132,038
                                                  ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                          $ 82,352       $ 85,957
Advances from the Federal Home Loan Bank            26,861          9,006
Other borrowed money                                    --         13,000
Advances by borrowers for taxes and insurance          190            298
Accrued interest payable                                80            129
Accrued federal income taxes                            --            141
Other liabilities                                    1,213          1,162
                                                  --------       --------
     Total liabilities                             110,696        109,693

Shareholders' equity
  Preferred stock, 500,000 shares authorized
    $.01 par value: no shares issued                    --             --
  Common stock, 3,750,000 shares authorized, at
    aggregate stated value: 1,672,476 shares
    issued                                              35             35
  Additional paid-in capital                         5,858          5,858
  Retained earnings - restricted                    17,748         17,532
  Shares acquired by stock benefit plans                --           (414)
  Less 53,291 and 32,500 shares of treasury
    stock - at cost                                 (1,033)          (666)
                                                  --------       --------
    Total shareholders' equity                      22,608         22,345
                                                  --------       --------
    Total liabilities and shareholders' equity    $133,304       $132,038
                                                  ========       ========
Book value per share                              $  13.96       $  13.88
                                                  ========       ========

                      FRANKFORT FIRST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except share data)

                                        Nine Months Ended       Three Months Ended
                                            March 31,                March 31,
                                      ---------------------    --------------------
                                         1998        1997        1998        1997
                                      ----------  ---------    --------    --------
Interest income
  Loans                                $6,975     $6,331       $2,336      $2,173
  Investment securities                   173        475           47         111
  Interest-bearing deposits and
    other                                 151         58           57          17
                                       ------     ------       ------      ------
     Total interest income              7,299      6,864        2,440       2,301

Interest expense
  Deposits                              3,028      3,175          970       1,015
  Borrowings                            1,252        325          416         122
                                       ------     ------       ------      ------
     Total interest expense             4,280      3,500        1,386       1,137
                                       ------     ------       ------      ------
     Net interest income                3,019      3,364        1,054       1,164
Provision for losses on loans              --          5           --          --
                                       ------     ------       ------      ------
     Net interest income after
       provision for losses on
       loans                            3,019      3,359        1,054       1,164
Other operating income                     38         48           13          15
General, administrative and other
 expense
  Employee compensation and benefits      685      1,361          221         466
  Occupancy and equipment                 114        125           41          44
  Federal deposit insurance premiums       41        710           14          34
  Franchise and other taxes                60        112           32          38
  Data processing                          97         95           34          33
  Other operating                         295        304          107         105
                                       ------     ------       ------      ------
     Total general, administrative
       and other expense                1,292      2,707          449         714
                                       ------     ------       ------      ------
     Earnings before income taxes       1,765        700          618         465
Federal income taxes
  Current                                 531        277          228         169
  Deferred                                 75        (40)         (12)        (11)
                                       ------     ------       ------      ------
     Total federal income taxes           606        237          216         158
                                       ------     ------       ------      ------
     NET EARNINGS                      $1,159     $  463       $  402      $  307
                                       ======     ======       ======      ======

     Basic Earnings Per Share          $ 0.74     $ 0.29       $ 0.25      $ 0.19
                                       ======     ======       ======      ======

     Diluted Earnings Per Share        $ 0.72     $ 0.29       $ 0.24      $ 0.19
                                       ======     ======       ======      ======

                      FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the six months ended March 31,
                             (In thousands)

                                                            1998           1997
                                                        ------------   ------------
Cash flows from operating activities:
  Net earnings for the period                            $  1,159       $    463
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities
    Amortization of discounts and premiums on
      loans, investments, and mortgage-backed
      securities, net                                           5             19
    Amortization of deferred loan origination fees             (6)           (15)
    Depreciation and amortization                              54             67
    Provision for losses on loans                              --              5
    Amortization of expense related to stock benefit
      plans                                                    47            472
    Federal Home Loan Bank stock dividends                    (43)           (38)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                              --             55
      Prepaid expenses and other assets                        64            102
      Other liabilities                                         2             76
      Federal income taxes
        Current                                              (310)           116
        Deferred                                               75            (40)
                                                          -------       --------
          Net cash provided by operating activities         1,047          1,282

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities           1,850          4,000
  Loan principal repayments                                21,516         17,379
  Loan disbursements                                      (26,351)       (25,543)
  Purchase of office premises and equipment                    (7)           (52)
  Purchase of Federal Home Loan Bank stock                   (159)            --
                                                          -------       --------
          Net cash used in investing activities            (3,151)        (4,216)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                         (3,605)        (1,769)
  Purchase of treasury stock                                   --           (666)
  Proceeds from Federal Home Loan Bank advances            30,000          3,000
  Repayment of Federal Home Loan Bank advances            (12,145)          (370)
  Repayment of other borrowed money                       (13,000)          (500)
  Advances by borrowers for taxes and insurance              (108)           (63)
  Dividends on common stock                                  (943)          (923)
                                                          -------       --------
         Net cash provided by (used in) financing
           activities                                         199         (1,291)
                                                          -------       --------

Net decrease in cash and cash equivalents                  (1,905)        (4,225)
Cash and cash equivalents at beginning of period            2,751          5,817
                                                          -------       --------
Cash and cash equivalents at end of period                $   846       $  1,592
                                                          =======       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                  $   650       $    130
                                                          =======       ========
    Interest on deposits and borrowings                   $ 4,231       $  3,527
                                                          =======       ========

                  Frankfort First Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                    March 31, 1998 and 1997

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine and three month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average common shares outstanding less shares in the ESOP that were unallocated and not committed to be released. Weighted average common shares deemed outstanding for purposes of computing basic earnings per share totaled 1,556,688 and 1,619,111 for the nine and three month periods ended March 31, 1998, respectively, and 1,596,109 and 1,575,353 for the nine and three month periods ended March 31, 1997, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,618,968 and 1,668,795 for the nine and three month periods ended March 31, 1998, respectively, and 1,618,237 and 1,591,178 for the nine and three month periods ended March 31, 1997, respectively. Weighted-average common shares outstanding for the nine month periods ended March 31, 1998 and 1997, and the three month period ended March 31, 1997, have been restated to give effect to the Company's two-for-one reverse stock split effected on December 1, 1997.

(4)  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    Accounting for Transfers of Financial Assets.  In June
1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
125. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

OTHER MATTERS -- YEAR 2000 COMPLIANCE

    As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

    The Company expects that there will be some expense incurred as a result of preparing for the year 2000.
Management, in connection with the Bank's primary data service provider, is currently assessing the impact of such cost on the Company's net earnings in future periods. Management currently does not expect such cost to be substantial; however, if the Bank is ultimately required to purchase replacement computer systems, programs, and equipment or incur substantial expense to make the Bank's current systems, programs, and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

    While it is possible that the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting its borrowers, management believes that such losses are unlikely given the composition of the Bank's loan portfolio, which is primarily made up of 1-4 family residential mortgages.
Likewise, it is possible that the Bank could incur losses if its level of deposits decreased due to withdrawals from depositors in anticipation of or in response to problems with their access to funds from other sources, such as the delay or incapacity of their employers' payroll processing systems.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30,
1997

    ASSETS: The Company's total assets increased slightly from $132.0 million at June 30, 1997 to $133.3 million at March 31, 1998, an increase of $1.3 million or 1.0%. The Company's net loans receivable increased from $120.9 million at June 30, 1997 to $125.7 million at March 31, 1998, an increase of $4.8 million or 4.0%.

    LIABILITIES:  Deposits decreased from $86.0 million at
June 30, 1997 to $82.4 million at March 31, 1998, a decrease of
$3.6 million or 4.2%.   Advances from the Federal Home Loan Bank
increased from $9.0 million at June 30, 1997 to $26.9 million at March 31, 1998, an increase of $17.9 million or 198.3%. At June 30, 1997, the Company had borrowed $13.0 million from a commercial bank to fund the $4 per share return of capital paid to shareholders on June 24, 1997. After June 30, 1997, the Company paid off the loan with proceeds from various advances from the Federal Home Loan Bank. Management believes that, when compared to loans from commercial banks, FHLB advances offer plans and terms that can be more easily matched to the characteristics of the Company's assets. All borrowings increased from $22.0 million at June 30, 1997 to $26.9 million at March 31, 1998, an increase of $4.9 million or 22.1%. The increase in overall borrowings was used to fund new loan originations and to replace some deposits.

    SHAREHOLDERS' EQUITY: Shareholders' equity increased from $22.3 million at June 30, 1997 to $22.6 million at March 31, 1998, an increase of $263,000 or 1.2%. This increase was caused by the Company's net earnings of $1.2 million less the Company's dividends accrued or paid during the period of $943,000. The Company's book value per share was $13.96 at March 31, 1998 compared to $13.88 at June 30, 1997 (adjusted for the two-for-one reverse stock split effected on December 1, 1997).

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 1998 AND MARCH 31, 1997

    NET EARNINGS: The Company's net earnings increased from $463,000 for the nine months ended March 31, 1997 to $1.2 million for the nine months ended March 31, 1998, an increase of $696,000 or 150.3%. This increase is primarily attributable to a decrease in general, administrative, and other expense of
$1.4 million which was partially offset by a $345,000 decrease in net interest income and an increase in provision for federal
income taxes of $369,000.   The Company's basic earnings per
share rose from $0.29 per share for the nine months ended March 31, 1997 to $0.74 per share for the nine months ended March 31, 1998 (adjusted for the two-for-one reverse stock split effected on December 1, 1997). The Company's diluted earnings per share rose from $.29 per share for the nine months ended March 31, 1997 to $.72 per share for the nine months ended March 31, 1998 (adjusted for the two-for-one reverse stock split effected on December 1, 1997).

    NET INTEREST INCOME: Net interest income decreased from $3.4 million for the nine-month period ended March 31, 1997 to $3.0 million for the nine-month period ended March 31, 1998, a decrease of $345,000 or 10.3%. This decrease was primarily due to an increase in interest expense, discussed below.

    INTEREST INCOME: Interest income increased from $6.9 million for the nine-month period ended March 31, 1997 to $7.3million for the nine-month period ended March 31, 1998, an increase of $435,000 or 6.3%. This increase was primarily due to an increase in the Company's level of loans receivable and a higher percentage of fixed rate mortgage originations compared to adjustable rate mortgage originations in the Company's mortgage loan portfolio. Initially, fixed rate mortgages generally pay a higher rate of interest than adjustable rate mortgages.

    INTEREST EXPENSE: Interest expense increased from $3.5 million for the nine-month period ended March 31, 1997 to $4.3 million for the nine-month period ended March 31, 1998, an increase of $780,000 or 22.3%. This increase is primarily attributable to an increase of $927,000 in the Bank's expense on borrowings while the expense on deposits has decreased by
$147,000.   The increase in interest expense on borrowings is
due to the increase in the balance of Federal Home Loan Bank advances and other borrowed money. These funds were used to fund the $4.00 special distribution to shareholders paid on June 24, 1997 and to fund the Company's loan growth. Management expects that the proportion of interest expense attributable to FHLB advances will continue to grow as FHLB advances are used to fund loan growth. In general, rates paid on FHLB advances are greater than rates paid on deposits (see "Comparison of Financial Condition--Liabilities").

    PROVISION FOR LOSSES ON LOANS: The provision for losses on loans decreased from $5,000 for the nine months ended March 31, 1997 to no provision for the nine months ended March 31, 1998. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached during the prior year. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

    OTHER OPERATING INCOME: Other operating income decreased from $48,000 for the nine months ended March 31, 1997 to $38,000 for the nine months ended March 31, 1998. Other operating income is not a significant component of the Company's statement of operations.

    GENERAL, ADMINISTRATIVE, AND OTHER EXPENSE: General, administrative, and other expense decreased from $2.7 million for the nine-month period ended March 31, 1997 to $1.3 million for the nine-month period ended March 31, 1998, a decrease of $1.4 million or 52.3%. The decrease is primarily attributable to the Company's lower level of expense for employee compensation and benefits which decreased by $676,000 or 49.7%. This reduction was caused by the termination of the Company's Employee Stock Ownership Plan and Management Recognition Plan in June, 1997 which was a component of the Company's Restructuring Plan announced June 5, 1997. The primary purpose of this plan was to improve profitability by, among other things, reducing compensation expense. Also contributing to the decrease are lower FDIC premiums subsequent to the one-time special assessment of $567,000 to recapitalize the Savings Association Insurance Fund. FDIC deposit insurance premiums were $710,000 (including the $567,000 one-time assessment) for the nine-month period ended March 31, 1997 compared to $41,000 for the nine-month period ended March 31, 1998.

    INCOME TAX: The Company's provision for federal income taxes increased from $237,000 for the nine months ended March 31, 1997 to $606,000 for the nine months ended March 31, 1998. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 34.3% for the nine months ended March 31, 1998 and 33.9% for the nine months ended March 31, 1997.

    NON-PERFORMING ASSETS: At March 31, 1998, the Bank had approximately $158,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.13% of the Bank's net loans. The Bank had $109,000 in loans internally classified as Substandard and no loans classified as Doubtful,
or Loss.   The Bank has not charged off any loans during the
period.

    DIVIDENDS: On December 10, 1997, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.20 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on January 15, 1998. At March 31, 1998 the Company had recorded dividends payable of $324,000 for the payment of a dividend on April 15, 1998.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 AND MARCH 31, 1997

    NET EARNINGS: The Company's net earnings increased from $307,000 for the three months ended March 31, 1997 to $402,000 for the three months ended March 31, 1998, an increase of $95,000 or 30.9%. The increase is primarily attributable to a decrease in general, administrative, and other expense of $265,000 partially offset by a $110,000 decrease in net interest
income.   The Company's basic earnings per share rose from $0.19
per share for the three months ended March 31, 1997 to $0.25 per share for the three months ended March 31, 1998 (adjusted for two-for-one reverse stock split effected on December 1, 1997). The Company's diluted earnings per share rose from $.19 per share for the three months ended March 31, 1997 to $.24 per share for the three months ended March 31, 1998 (adjusted for two-for-one reverse stock split effected on December 1, 1997).

    NET INTEREST INCOME: Net interest income decreased from $1.2 million for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998, a decrease of $110,000 or 9.5%. This decrease was primarily due to an increase in interest expense.

    INTEREST INCOME: Interest income increased from $2.3 million for the three months ended March 31, 1997 to $2.4million for the three months ended March 31, 1998, an increase of $139,000 or 6.0%. This increase was primarily due to an increase in the Company's level of loans receivable and a higher percentage of fixed rate mortgage originations compared to adjustable rate mortgage originations in the Company's mortgage loan portfolio. Initially, fixed rate mortgages generally pay a higher rate of interest than adjustable rate mortgages.

    INTEREST EXPENSE: Interest expense increased from $1.1 million for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998, an increase of $249,000 or 21.9%. This increase is primarily attributable to an increase of $294,000 in the Bank's expense on borrowings,
while the expense on deposits decreased by $45,000.   The
increase in interest expense on borrowings is due to the increase in the balance of Federal Home Loan Bank advances and other borrowed money. These funds were used to fund the $4.00 special distribution to shareholders paid on June 24, 1997 and to fund the Company's loan growth. Management expects that the proportion of interest expense attributable to FHLB advances will continue to grow as FHLB advances are used to fund loan growth. In general, rates paid on FHLB advances are greater than rates paid on deposits (see "Comparison of Financial Condition--Liabilities").

    PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained unchanged with no provision for either of the three month periods ended March 31, 1997 or March 31, 1998. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain this provision at $100,000, which was reached during the prior year. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

    OTHER OPERATING INCOME: Other operating income decreased from $15,000 for the three months ended March 31, 1997 to $13,000 for the three months ended March 31, 1998. Other operating income is not a significant component of the Company's statement of operations.

    GENERAL, ADMINISTRATIVE, AND OTHER EXPENSE: General, administrative, and other expense decreased from $714,000 for the three months ended March 31, 1997 to $449,000 for the three months ended March 31, 1998, a decrease of $265,000 or 37.1%. The decrease was primarily attributed to lower expense for employee compensation and benefits which decreased from $460,000 for the three months ended March 31, 1997, to $221,000 for the three months ended March 31, 1998, a decrease of $239,000 or 52.0%. This reduction was caused by the termination of the Company's Employee Stock Ownership Plan and Management Recognition Plan in June, 1997 which was a component of the Company's Restructuring Plan announced June 5, 1997. The primary purpose of this plan was to improve profitability by, among other things, reducing compensation expense. In addition, FDIC deposit insurance premiums were $34,000 for the three-month period ended March 31, 1997 compared to $14,000 for the three month period ended March 31, 1998, a decrease of $20,000 which is attributable to the reduction in premiums caused by the BIF-SAIF resolution.

    INCOME TAX: The Company's provision for federal income taxes increased from $158,000 for the three months ended March 31, 1997 to $216,000 for the three months ended March 31, 1998. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rates were 34.9% and 34.0% the three months ended March 31, 1998 and 1997, respectively.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit 27 Financial Data Schedule for the six months ended March 31, 1998

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Frankfort First Bancorp, Inc.

Date: May 4, 1998        /s/ William C. Jennings
                         -------------------------------------
                         William C. Jennings
                         Chairman, President, and
                         Chief Executive Officer
                         (Principal Executive Officer
                         and Principal Financial and
                         Accounting Officer)

                         /s/ Don D. Jennings
                         -------------------------------------
                         Don D. Jennings
                         Vice President
                         (Principal Financial and
                         Accounting Officer)