Form 10-K
period 1998-06-30
FRANKFORT FIRST BANCORP INC
filed 1998-09-28
CIK 930182

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended June 30, 1998

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 0-26360

                         FRANKFORT FIRST BANCORP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 61-1271129
      -------------------------------                  -------------------
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


216 W. MAIN STREET, FRANKFORT, KENTUCKY                        40601
----------------------------------------               -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (502) 223-1638

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 15, 1998, the aggregate market value of the 1,350,889 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $18.9 million based on the closing sales price of $14.00 per share of the registrant's Common Stock on September 15, 1998 as reported on the National Association of Securities Dealers Automated Quotation National Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 15, 1998:
1,596,448

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998. (Parts I and II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 1,725,000 (as adjusted) shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company's principal business is the business of First Federal. At June 30, 1998, the Company had total assets of $134.5 million, deposits of $81.9 million and shareholder's equity of $22.7 million.

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

     As a federally chartered savings institution, First Federal is subject to extensive regulation by the Office of Thrift Supervision ("OTS"). The lending activities and other investments of First Federal must comply with various federal regulatory requirements, and the OTS periodically examines First Federal for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. First Federal must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. For additional information, see " -- Regulation of the Bank."

     Both the Company's and First Federal's executive offices are located at 216
W. Main Street, Frankfort, Kentucky 40601, and their main telephone number is
(502) 223-1638.

RECENT DEVELOPMENTS

     PROPOSED REGULATORY AND LEGISLATIVE CHANGES. On May 13, 1998, the U.S. House of Representatives passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     The Senate is now considering the legislation but may further modify the Act. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

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

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at
the dates indicated.   At June 30, 1998, First Federal had no concentrations of
loans exceeding 10% of total loans that are not otherwise disclosed below.


                                                                               At June 30,
                                       --------------------------------------------------------------------------------------------
                                               1998              1997              1996               1995               1994
                                        ---------------   ----------------   -----------------  ---------------    ----------------
                                        Amount      %      Amount      %      Amount      %      Amount      %     Amount      %
                                        -------  ------   --------  ------   --------  -------  --------  -----    -------  -------
                                                                          (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans.................  $  1,270    1.00%  $  1,060    0.87%  $    672      .6%  $    270      .3%  $   568      .6%
  One- to four-family residential....   118,899   93.47    113,549   93.14    103,944    93.7     94,816    94.0    92,861    94.0
  Multi-family residential...........        80    0.06         58    0.05        123      .1        134      .1       148      .2
  Other loans (1)....................     1,704    1.34      1,830    1.50      1,450     1.3      1,549     1.6     1,580     1.6

Consumer loans --
  Savings account loans..............       545    0.43        672    0.55        547      .5        618      .6       584      .6
  Home equity lines of credit........     4,713    3.70      4,742    3.89      4,182     3.8      3,449     3.4     3,044     3.0
                                       --------  ------   --------  ------   --------  ------   --------  ------   -------  ------
                                        127,211  100.00%   121,911  100.00%   110,918  100.00%   100,836  100.00%   98,785  100.00%
                                                 ======             ======             ======             ======            ======

Less:
  Loans in process...................       572                824                392                123               448
  Discounts, deferred loan fees and
   other.............................       211                 99                100                 28                38
  Loan loss reserve..................       100                100                 95                 83                71
                                       --------           --------           --------           --------           -------
     Total...........................  $126,328           $120,888           $110,331           $100,602           $98,228
                                       ========           ========           ========           ========           =======
-------------------------

(1)  Represents primarily church loans.

     The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                   Due After
                                   Due Within      1 Through      Due After
                                 One Year After  5 Years After  5 Years After
                                 June 30, 1998   June 30, 1998  June 30, 1998   Total
                                 --------------  -------------  -------------  --------
                                                  (In thousands)
Real estate loans:
  Construction loans...........      $1,270         $    --       $     --     $  1,270
  One- to four-family..........       3,925          17,598         97,376      118,899
  Multi-family residential.....           2               9             69           80
Other loans....................         139             587            978        1,704
Consumer loans:
  Savings account loans........         545              --             --          545
  Home equity lines of credit..         106           1,240          3,367        4,713
                                     ------         -------       --------     --------
    Total......................      $5,987         $19,434       $101,790     $127,211
                                     ======         =======       ========     ========


     The following table sets forth at June 30, 1998, the dollar amount of all loans due more than one year after June 30, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                    Predetermined        Floating or
                                        Rate          Adjustable Rates
                                    -------------     ----------------
                                            (In thousands)
Real estate loans:
 One- to four-family residential..  $    27,595       $     87,364
 Multi-family residential.........           --                 78
 Other loans......................           --              1,580

Consumer loans:
 Home equity lines of credit......           --              4,607
 Savings account loans............           --                 --
                                    -------------      ------------
  Total...........................  $      27,595      $     93,629
                                    =============      ============


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

                                              Year Ended June 30,
                                            -------------------------
                                              1998     1997     1996
                                            --------  ------- -------
                                                 (In thousands)
Originations
 Real estate loans:
  One- to four-family.........              $31,786  $27,878  $27,903
  Multi-family................                   82       --       --
  Other.......................                  161      575      190
  Construction loans..........                1,445    1,604      915
 Consumer loans:
  Home equity line of credit..                2,702    2,899    2,844
  Savings account loans.......                  406      524      361
                                            -------  -------  -------
   Total......................              $36,582  $33,480  $32,213
                                            =======  =======  =======

     The Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases or sales of loans in the foreseeable future.

     One-to Four-Family Residential Lending and Second Mortgage Loans.  The
Bank historically has been and continues to be an originator of loans secured by owner occupied, one- to four-family residential properties located in its market area. At June 30, 1998, approximately $118.9 million, or 93.5%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties which were primarily owner-occupied, single family residences.

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

     At June 30, 1998, the Bank's loan portfolio included $92.0 million in adjustable rate one- to four-family residential mortgage loans, or 72.3% of the Bank's loan portfolio.

     The retention of adjustable rate loans in First Federal's portfolio helps reduce First Federal's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable rate loans allow First Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on First Federal's adjustable rate loans will fully adjust to compensate for increases in First Federal's cost of funds. Finally, adjustable rate loans increase First Federal's exposure to decreases in prevailing market interest rates, although decreases in First Federal's cost of funds may offset this effect.

     In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%.

     The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower's primary residence, they differ from the Bank's traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). All of such loans are underwritten to a maximum of 80% loan-to-value ratio and all are fully amortizing.

     Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have a maximum loan-to-value ratio of 75%, and are originated under the same terms as the Bank's one- to four-family real estate mortgage loans. At June 30, 1998, the Bank had 18 church loans aggregating approximately $1.7 million. In the past the Bank offered small commercial loans secured by property located in its market area. The Bank has been inactive in this type of lending in recent years.

     Construction Lending.   The Bank offers single family residential
construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 1998, single-family residential construction loans constituted $1.3 million, or 1.0%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

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

     At June 30, 1998, the Bank's consumer loan balance totaled $5.3 million, or 4.1% of its total loan portfolio. Of the consumer loan balance at June 30, 1998, 89.6% were home equity loans and 10.4% were loans secured by savings deposits at the Bank.

     The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value, less the balance of the first mortgage. The amount of the principal of the loan above 80% of the estimated value of the property is not insured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 1998, the total outstanding home equity loans amounted to $4.7 million, or 3.7%, of the Bank's total loan portfolio.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 1998, loans on savings accounts totaled $545,000, or 0.4%, of the Bank's total loan portfolio.

     Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in the case of First Federal, since all of the Bank's consumer loans are home equity lines of credit or savings account loans.

     Loan Solicitation and Processing. First Federal's loan originations are derived from a number of sources, including referrals by real estate agents, depositors and borrowers, as well as walk-in customers. First Federal's solicitation programs consist of advertisements in local media, in addition to occasional participation in home buying seminars and open house events sponsored by local real estate agents. Real estate loans are originated by First Federal's salaried staff loan officers.

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

     It is First Federal's policy to record a lien on the real estate securing a loan. The Bank does not require title insurance unless the attorney who provides the title opinion cannot or will not certify the title as clear and marketable. The Bank requires fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area. The Bank also requires an earthquake provision in all policies for new loans. A Bank employee is designated to constantly review and update insurance files.

     Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution's unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $3.5 million at June 30, 1998. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 1998, First Federal had no assets classified as loss, no assets classified as doubtful and $94,000 of assets classified as substandard. At June 30, 1998, assets designated as special mention totaled $262,000.

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

                                              Year Ended June 30,
                                       ---------------------------------
                                       1998   1997   1996   1995   1994
                                       -----  -----  -----  -----  -----
                                                (In thousands)
     Balance at beginning of period..  $ 100  $  95  $  83  $  71  $  59
     Provision for loan losses.......     --      5     12     12     12
                                       -----  -----  -----  -----  -----
     Balance at end of period          $ 100  $ 100  $  95  $  83  $  71
                                       =====  -----  =====  =====  =====

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           June 30,
                           -------------------------------------------------------------------------------------------------------
                                   1998                 1997                 1996                 1995                 1994
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                   Percent of           Percent of           Percent of           Percent of           Percent of
                                    Loans in             Loans in             Loans in             Loans in             Loans in
                                   Category to          Category to          Category to          Category to          Category to
                           Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                           ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                    (Dollars in thousands)
Real estate - mortgage:
  Residential............   $  94      93.5%      $ 93      93.2%    $  89       93.8%      $78       94.1%     $  67      94.2%
  Commercial.............     1.4       1.2          2       1.5         1        1.3         2        1.6          1       1.6
Real estate -
 construction............     1.0       1.2          1       0.9         1        0.6        --        0.3          1       0.6
Consumer.................       4       4.1          4       4.4         4        4.3         3        4.0          2       3.6
                            -----    ------       ----     -----     -----      -----       ---      -----      -----     -----

Total allowance for
 loan losses.............   $ 100    100.00%      $100     100.0%    $  95      100.0%      $83      100.0%     $  71     100.0%
                            =====    ======       ----     =====     =====      =====       ===      =====      =====     =====

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below.

                                                       At June 30,
                                          --------------------------------------
                                           1998    1997    1996    1995    1994
                                          ------  ------  ------  ------  ------
                                                  (Dollars in thousands)

Accruing loans which are contractually
 past due 90 days or more...............  $ 363   $ 116   $ 118   $  34   $ 213

Percentage of total loans...............   0.29%    .10%    .11%    .03%    .20%
Percentage of total assets..............   0.27%    .09%    .09%    .02%    .19%


     At June 30, 1998, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

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

     First Federal makes investments in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. The Bank currently maintains an investment portfolio consisting primarily of deposits in other financial institutions and U.S. Government agency issues. Investment decisions generally are made by First Federal's Investment Committee and approved by the Board of Directors. In the future, the Investment Committee may consider other investment options and investment strategies, including but not limited to FHLB Certificates of Deposit, U.S. Treasury issues, Federal agency issues, and mortgage-backed securities.

     First Federal has the ability and it is management's intention to hold the Bank's investment securities to maturity. Therefore, First Federal carries these securities at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the security.

     The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.

                                                          Year Ended June 30,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------  ------  -------
                                                            (In thousands)
Investment securities:
 U.S. Government agency issues......................... $2,996  $4,750  $ 8,772
 State and municipal obligations.......................     --     100      100
Interest-earning deposits and certificates of deposit..  1,320   2,790    5,873
FHLB stock.............................................  1,494   1,156    1,078
                                                        ------  ------  -------
  Total investments.................................... $5,810  $8,796  $15,823
                                                        ======  ======  =======

     The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for First Federal's investments, excluding FHLB stock, at June 30, 1998.



                                                                      At June 30, 1998
                           ---------------------------------------------------------------------------------------------------------
                             One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years Total Investment Portfolio
                           -------------------  -----------------  -----------------  ------------------- --------------------------
                           Carrying   Average   Carrying  Average  Carrying  Average    Carrying  Average  Carrying  Market  Average
                             Value     Yield     Value     Yield    Value     Yield      Value     Yield    Value    Value    Yield
                           ---------  --------  --------  -------  --------  -------- ----------  ------- ---------  ------  -------
                                                                   (Dollars in thousands)

Investment securities:
  Federal agency issued
   bonds...................   $2,000     5.96%        --       --       996     6.60          --       --     2,996   2,995     6.17
Interest-earning deposits
 and certificates of
 deposit...................    1,320     5.89         --       --        --       --          --       --     1,320   1,320     5.89
                              ------            --------           --------             --------           --------  ------
    Total..................   $3,320            $     --           $    996             $     --           $  4,316  $4,315
                              ======            ========           ========             ========           ========  ======

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

     Savings deposits in First Federal at June 30, 1998 were represented by the various types of savings programs described below.

Interest    Minimum                                    Minimum   Balance in  Percentage of
Rate (1)     Term                Category               Amount    Thousands  Total Savings
--------  -----------  -----------------------------  ---------- ----------  --------------
    3.00% None         Passbook                           $  100    $10,144          12.39%
    3.00  None         Christmas Savings                     N/A        184           0.22
    3.00  None         NOW                                   300      1,631           1.99
    3.10  None         Golden 50                             300      1,606           1.96
    3.07  None         Super NOW                           1,000        479           0.58
    3.33  None         MMDA                                1,000      4,532           5.53
      --  None         Noninterest-bearing                   300        313           0.40
                                                                    -------         ------
                                                                     18,889          23.07
                       Certificates of Deposit
                       -----------------------
    4.25% 91-Days      Fixed Term, Fixed Rate                500      1,414           1.73
    4.70  182-Days     Fixed-Term, Fixed Rate                500      5,637           6.88
    5.26  7-month      Fixed-Term, Fixed Rate                500      3,231           3.95
    4.75  9-month      Fixed-Term, Fixed Rate                100        338           0.41
    4.94  12-month     Fixed-Term, Fixed Rate                500      8,708          10.63
    5.62  15-month     Fixed-Term, Fixed Rate                500     10,822          13.22
    6.15  18-month     Fixed-Term, Fixed Rate                500        100           0.12
    5.08  24-month     Fixed-Term, Fixed Rate                500      5,197           6.35
    5.87  30-month     Fixed-Term, Fixed Rate                500      5,607           6.85
    5.62  36-month     Fixed-Term, Fixed Rate                500      5,241           6.40
    5.86  60-month     Fixed-Term, Fixed Rate                500      3,979           4.86
    5.70  72-month     Fixed-Term, Fixed Rate                500        313           0.38
    4.91  12-month     Variable IRA                          100      4,631           5.66
    4.97  12-month     Fixed-Term, Variable Rate             500        957           1.17
    5.53  24-month     Fixed Term, Variable Rate (2)         500      6,760           8.25
    3.00  Varies       Other                                 N/A         67           0.07
                                                                    -------         ------
                                                                     63,002          76.93
                                                                    -------         ------
                                                                    $81,891         100.00%
                                                                    =======         ======

-------------------------
(1)  Represents weighted average interest rate.
(2) Account holder has a one-time option to increase the interest rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by First Federal between the dates indicated.


                                        Balance at                           Balance at                       Balance at
                                         June 30,      % of       Increase    June 30,    % of      Increase   June 30,    % of
                                           1998      Deposits    (Decrease)     1997    Deposits   (Decrease)    1996    Deposits
                                        ----------  -----------  -----------  --------  ---------  ----------  --------  ---------
                                                                          (Dollars in thousands)

Passbook..............................     $10,144       12.39%     $  (247)   $10,391     12.08%    $  (774)   $11,165     12.72%
Statement savings.....................          --          --           --         --        --          --         --        --
Christmas savings.....................         184        0.22          (12)       196      0.23         (13)       209      0.24
NOW                                          1,631        1.99            5      1,626      1.89         181      1,445      1.65
Golden 50.............................       1,606        1.96          127      1,479      1.72          42      1,437      1.64
Super Now.............................         479        0.58         (196)       675      0.79         (68)       743      0.85
MMDA                                         4,532        5.53       (1,649)     6,181      7.19          (4)     6,185      7.05
Noninterest-bearing...................         313        0.40          133        180      0.21        (199)       379      0.43
                                           -------      ------      -------    -------    ------     -------    -------    ------
                                            18,889       23.07       (1,839)    20,728     24.11        (835)    21,563     24.58
Certificates of Deposit
--------------------------------------
Fixed-Term, Fixed-Rate:
  91-days.............................       1,414        1.73         (535)     1,949      2.27         (72)     2,021      2.30
  182-days............................       5,637        6.88       (1,403)     7,040      8.19      (1,745)     8,785     10.01
  7-month.............................       3,231        3.95        3,231         --        --          --         --        --
  9-month.............................         338        0.41       (1,373)     1,711      1.99         665      1,046      1.19
  12-month............................       8,708       10.63         (119)     8,827     10.26      (3,943)    12,770     14.55
  15-month............................      10,822       13.22         (379)    11,201     13.03      11,201         --        --
  18-month............................         100        0.12           --        100      0.12      (1,244)     1,344      1.53
  24-month............................       5,197        6.35       (2,901)     8,098      9.42          98      8,000      9.11
  30-month............................       5,607        6.85        2,439      3,168      3.69       2,563        605      0.69
  36-month............................       5,241        6.40         (253)     5,494      6.39      (2,150)     7,644      8.71
  60-month............................       3,979        4.86         (240)     4,219      4.91       1,183      3,036      3.46
  72-month............................         313        0.38          (38)       351      0.41         (48)       399      0.45
Variable IRA (12-month)...............       4,631        5.66         (662)     5,293      6.16      (1,056)     6,349      7.23
Fixed-Term, Variable-Rate (12 month)..         957        1.17         (200)     1,157      1.35        (147)     1,304      1.49
Fixed-Term, Variable-Rate (24 month)..       6,760        8.25          265      6,495      7.55      (6,272)    12,767     14.54
Other.................................          67        0.07          (59)       126      0.15         (18)       144      0.16
                                           -------      ------      -------    -------    ------     -------    -------    ------
                                            63,002       76.93       (2,227)    65,229     75.89        (985)    66,214     75.42
                                           -------      ------      -------    -------    ------     -------    -------    ------
    Total.............................     $81,891      100.00%     $(4,066)   $85,957    100.00%    $(1,820)   $87,777    100.00%
                                           =======      ======      =======    =======    ======     =======    =======    ======

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.


                                                                       Year Ended June 30,
                                               -------------------------------------------------------------------
                                                        1998                   1997                   1996
                                               ----------------------  --------------------   --------------------
                                               Interest-               Interest-              Interest-
                                                Bearing                Bearing                Bearing
                                                 Demand       Time      Demand       Time      Demand      Time
                                                Deposits    Deposits   Deposits    Deposits   Deposits   Deposits
                                               ----------  ----------  ---------  ----------  ---------  ---------
                                                                      (Dollars in thousands)
Average balance..............................    $18,857     $63,761     $9,770     $65,296    $13,805    $63,656
Average rate.................................       3.10%       5.33%      3.33%       5.44%      3.06%      5.64%


The following table sets forth the time deposits in First Federal classified by rates at the dates indicated.



                                At June 30,
                   -----------------------------------
                      1998         1997         1996
                   ----------    -------       -------
                         (In thousands)
2 - 3.99%........  $    90      $    152      $    135
4 - 5.99%........   58,966        54,461        46,122
6 - 7.99%........    3,944        10,530        19,795
8 - 9.99%........        2            86           162
10.00 - 11.99%...       --            --            --
                   -------       -------       -------
                   $63,002       $65,229       $66,214
                   =======       =======       =======


The following table sets forth the amoun t and maturities of time deposits in First Federal at June 30, 1998.



                                            Amount Due
                      ----------------------------------------------------------
                      Less Than                               After
Rate                  One Year    1-2 Years    2-3 Years     3 Years     Total
----                  ---------   ---------    ---------     -------    --------
                                          (In thousands)
 2 -  3.99%.........   $    62      $     8       $   --     $    20    $     90
 4 -  5.99%.........    43,499       12,806         2,030        631      58,966
 6 -  7.99%.........     1,212          346           263      2,123       3,944
 8 -  9.99%.........         2           --           --          --           2
                       -------      -------      --------    -------    --------
                       $44,775      $13,160       $ 2,293    $ 2,774     $63,002
                       =======      =======      ========    =======    ========

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 1998.


                                                    Certificates
             Maturity Period                         of Deposit
             ---------------                       --------------
                                                   (In thousands)

             Three months or less................         $1,536
             More than three through six months..            957
             More than six through 12 months.....          1,817
             Over 12 months......................          2,817
                                                          ------
             Total...............................         $7,127
                                                          ======


     The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                          Year Ended June 30,
                                                     -----------------------------
                                                       1998      1997      1996
                                                     --------  --------  ---------
                                                           (In thousands)

Beginning balance......................              $85,957   $87,777   $119,041

Deposits...............................               57,438    64,175     62,402
Withdrawals............................               65,540    69,224     96,507
                                                     -------   -------   --------
Net decrease before interest credited..               (8,102)   (5,049)   (34,105)
Interest credited......................                4,036     3,229      2,841
                                                     -------   -------   --------
Net decrease in deposits...............               (4,066)   (1,820)   (31,264)
                                                     -------   -------   --------
Ending balance.........................              $81,891   $85,957   $ 87,777
                                                     =======   =======   ========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 1998, First Federal had $28.3 million in advances outstanding from the FHLB of Cincinnati.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                               At or for the
                                                             Year Ended June 30,
                                                            ----------------------
                                                               1998        1997
                                                            ----------   ---------
                                                            (Dollars in thousands)
Amounts outstanding at end of period:
 FHLB advances.........................................       $28,260     $ 9,006
 Other loans...........................................            --      13,000
                                                              -------     -------
  Total................................................        28,260      22,006

Weighted average rate paid on:
 FHLB advances.........................................          6.07%       6.44%
 Other loans...........................................          --  %       8.50%

                                                                For the Year
                                                                Ended June 30,
                                                            ----------------------
                                                               1998        1997
                                                            ----------   ---------
                                                            (Dollars in thousands)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances.........................................       $29,068     $ 9,006
 Other loans...........................................         2,000      13,000

                                                                 For the Year
                                                                 Ended June 30,
                                                             ----------------------
                                                                1998        1997
                                                             ----------   ---------
                                                             (Dollars in thousands)
Approximate average short-term borrowings outstanding
 with respect to:
 FHLB advances.........................................        $ 5,750     $    --
 Other loans (2).......................................          1,923       1,083

Approximate weighted average rate paid on: (1)
 FHLB advances.........................................           6.32%       6.04%
 Other loans (2).......................................           8.50%       8.50%
-------------------------

(1) Weighted average computed by dividing total interest paid by average balance outstanding.
(2) Consists solely of a $13.0 million note originated on June 24, 1997, and was repaid during the fiscal year ended June 30, 1998.


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

     Franklin County has a population of approximately 46,000, of which approximately 29,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 30% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 2-3% in recent years.

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

EMPLOYEES

     As of June 30, 1998, First Federal had 24 full-time and no part-time employees, none of whom was represented by a collective bargaining agreement.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1998, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by that portion of the savings institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio and all equity investments, other than those deducted from core and tangible capital. At June 30, 1998, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1998.

                                                             Percent of
                                                  Amount     Assets (1)
                                                  -------    ----------
                                                  (Dollars in thousands)

         Tangible capital.......................  $23,299       17.4%
         Tangible capital requirement...........    2,014        1.5
                                                  -------       ----
           Excess...............................  $21,285       15.9%
                                                  =======       ====

         Core capital...........................  $23,299       17.4%
         Core capital requirement...............    4,028        3.0
                                                  -------       ----
           Excess...............................  $19,271       14.4%
                                                  =======       ====

         Risk-based capital.....................  $23,399       33.7%
         Risk-based capital requirement.........    5,557        8.0
                                                  -------       ----
           Excess...............................  $17,842       25.7%
                                                  =======       ====

         Tier 1 capital.........................  $23,299       17.4%
         Tier 1 capital requirement.............    5,377        4.0
                                                  -------       ----
           Excess...............................  $17,922       13.4%
                                                  =======       ====

         Tier 1 capital.........................  $23,299       33.5%
         Tier 1 risk-based capital requirement..    2,779        4.0
                                                  -------       ----
           Excess...............................  $20,520       29.5%
                                                  =======       ====

-------------------------

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

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

     LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily ratio of the Bank for June 1998 was 6.07%.

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

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in mortgage-backed securities, residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and
(v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1998, approximately 98.7% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments, as currently defined.

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

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters, or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded the ratio of its fully phased-in capital requirement to its assets at
the beginning of the calendar year.   A savings institution with total capital
in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

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

     Historically, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") also administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of
65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment, the Bank incurred a pre-tax expense of $567,000 during fiscal 1997.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits
for institutions in the highest risk-based premium category.   Since the BIF is
above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.
During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. However, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1998, of $1.5 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1998, the Bank had $28.3 million in advances and other borrowings from the FHLB
of Cincinnati.   See " -- Deposit Activity and Other Sources of Funds --
Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

TAXATION

     First Federal files its tax return based on a fiscal year ending June 30. The Company and the Bank will file separate tax returns for fiscal 1998.

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

     Legislation enacted in 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Under such legislation, the Bank is required to recapture approximately $140,000 of its bad debt reserve. The Bank has provided deferred taxes on its post-1987 additions to its bad debt reserves and, as a result, the recapture provisions will have no effect on the Bank's results of operations.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of First Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available for sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital.

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

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.


                            AGE AT
                           JUNE 30,
NAME                         1998             TITLE
----                       --------           -----
Don Jennings (1)              33              Vice President and Treasurer
Joyce Jennings                61              Vice President

-------------------------
(1) Don Jennings was appointed Vice President in January 1998. He is the son of Joyce Jennings, Vice President of the Company and William C. Jennings, President of the Company.


     DON JENNINGS has been employed by the Bank since 1991. He currently serves as Executive Vice President and Secretary of the Bank. He serves as Treasurer of Frankfort/Franklin County CrimeStoppers and as a Board member of the Kentucky Education Alliance.

     JOYCE H. JENNINGS has been an employee of First Federal since 1955. She has served as Vice President of the Bank since 1983 and Vice President of the Company since its inception. Mrs. Jennings has been active in philanthropy and civic activities in the Frankfort area, and holds several offices in her church. She currently serves on the Board of the Franklin County Council on Aging. Her husband, William C. Jennings, is President and Chairman of the Board of the Company and her son, Don Jennings, is Vice President of the Company.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding First Federal's offices at June 30, 1998.

                                                  Book Value                   Deposits at
                               Year    Owned or   at June 30,   Approximate      June 30,
                              Opened    Leased       1998      Square Footage      1998
                              ------  ----------  -----------  --------------  -----------
                                               (Dollars in thousands)
MAIN OFFICE:
216 West Main Street            1989    Owned          $1,281          14,400      $44,169
Frankfort, Kentucky  40601

BRANCH OFFICES:
East Branch                     1971    Owned             142           1,800       21,446
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                     1975    Owned             196           2,480       16,276
1220 US 127 South
Frankfort, Kentucky  40601


     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 1998 was $27,000. First Federal owns a small parcel of land to the rear of the East Branch which is rented to a local business for parking.

     The book value of First Federal's investment in premises and equipment totaled $1.5 million at June 30, 1998.


ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 1998, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
         MATTERS
         -------

     The information required by this Item is incorporated by reference to "Market Information" contained in the Company's Annual Report attached as
Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors -- Transactions with Management" in the Proxy Statement.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
         ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of June 30, 1998 and 1997

          Consolidated Statements of Operations for the years ended June 30, 1998, 1997, and 1996

          Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements for the years ended June 30, 1998, 1997 and 1996

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

         No.        Description
         ---        -----------

          3.1       Certificate of Incorporation of Frankfort First Bancorp, Inc.       *
          3.2       Bylaws of Frankfort First Bancorp, Inc.                             *
          4         Form of Stock Certificate of Frankfort First Bancorp, Inc.          *
         10.1       Stock Option and Incentive Plan                                     * +
         10.3(a)    Employment Agreements with First Federal Savings Bank of Frankfort  * +
         10.3(b)    Employment Agreements with Frankfort First Bancorp, Inc.            * +
         10.4       Deferred Compensation Plan                                          * +
         10.5       Trust Agreement Relating to Employment Agreements and Deferred      ** +
                    Compensation Plan                                                   ** +
         13         Annual Report to Stockholders
         21         Subsidiaries of the Registrant
         23.1       Consent of Grant Thornton L.L.P.
         27         Financial Data Schedule

-------------------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-83968).
(**) Incorporated herein by reference from the Company's Annual Report on Form
     10-K for the fiscal year ended June 30, 1995.
(+)  Management contract or compensatory plan or arrangement.


     (B) REPORTS ON FORM 8-K.   None.
         -------------------

     (C) EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
         --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (D) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         --------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRANKFORT FIRST BANCORP, INC.


September 22, 1998                      By: /s/ William C. Jennings
                                           -------------------------------------
                                           William C. Jennings
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William C. Jennings                         September 22, 1998
----------------------------------------------
William C. Jennings
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)


/s/ Danny A. Garland                            September 22, 1998
----------------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton, III                      September 22, 1998
----------------------------------------------
Charles A. Cotton, III
Director


/s/ David Eddins                                September 22, 1998
----------------------------------------------
David Eddins
Director


/s/ William M. Johnson                          September 22, 1998
----------------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                               September 22, 1998
----------------------------------------------
Frank McGrath
Director


/s/ Herman D. Regan, Jr.                        September 22, 1998
----------------------------------------------
Herman D. Regan, Jr.
Director