Form 10-Q
period 1998-09-30
FRANKFORT FIRST BANCORP INC
filed 1998-11-12
CIK 930182

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of November 5, 1998:
1,562,248

Page 1 of 13 pages

                            CONTENTS

PART I  - FINANCIAL INFORMATION                            PAGE
          -----------------------------------------------------

Item 1.   Consolidated Statements of Financial Condition
          at September 30, 1998 and June 30, 1998            3

          Consolidated Statements of Earnings for the
          three months ended September 30, 1998 and 1997     4

          Consolidated Statements of Cash Flows for the
          three months ended September 30, 1998 and 1997     5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8

Part II.  OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                 12

Item 2    Changes in Securities                             12

Item 3    Defaults upon Senior Securities                   12

Item 4    Submission of Matters to a Vote
          Vote of Security Holders                          12

Item 5.   Other Information                                 12

Item 6.   Exhibits and Reports on Form 8-K                  12

SIGNATURES                                                  13
----------

                      FRANKFORT FIRST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except share data)

                                                 September 30,    June 30,
                                                     1998           1998
                                                 ------------   ------------
   ASSETS
Cash and due from banks                           $    167       $    201
Interest-bearing deposits in other financial
  institutions                                       2,024          1,120
                                                  --------       --------
    Cash and cash equivalents                        2,191          1,321

Certificates of deposit in other financial
  institutions                                         200            200
Investment securities - at amortized cost,
  approximate fair market value of $1,000 and
  $2,996 as of September 30, 1998 and June 30,
  1998                                               1,000          2,996
Loans receivable - net                             127,821        126,328
Office premises and equipment - at depreciated
  cost                                               1,485          1,503
Federal Home Loan Bank stock - at cost               1,494          1,494
Accrued interest receivable on loans                   354            342
Accrued interest receivable on investments
  and interest-bearing deposits                         54             58
Prepaid expenses and other assets                       61             90
Prepaid federal income taxes                            --             97
Deferred federal income taxes                           74             56
                                                  --------       --------
     Total assets                                 $134,734       $134,485
                                                  ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                          $ 83,602       $ 81,891
Advances from the Federal Home Loan Bank            27,030         28,260
Advances by borrowers for taxes and insurance          397            305
Accrued interest payable                                74             85
Other liabilities                                    1,229          1,238
Accrued federal income taxes                           104             --
                                                  --------       --------
     Total liabilities                             112,436        111,779

Shareholders' equity
  Preferred stock, 500,000 shares authorized
    $.01 par value: no shares issued                    --             --
  Common stock, 3,750,000 shares authorized,
    $.01 par value; 1,672,473 shares
    issued                                              17             17
  Additional paid-in capital                         5,876          5,876
  Retained earnings - restricted                    17,946         17,846
  Less 88,525 and 53,325 shares of treasury
    stock - at cost                                 (1,541)        (1,033)
                                                  --------       --------
    Total shareholders' equity                      22,298         22,706
                                                  --------       --------
    Total liabilities and shareholders' equity    $134,734       $134,485
                                                  ========       ========
Book value per share                              $  14.08       $  14.02
                                                  ========       ========

                      FRANKFORT FIRST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                  For the three months ended September 30,
                    (In thousands, except share data)

                                                1998        1997
                                             ----------  ---------
Interest income
  Loans                                      $2,352     $2,297
  Investment securities                          70         22
  Interest-bearing deposits and other            27         90
                                             ------     ------
     Total interest income                    2,449      2,409

Interest expense
  Deposits                                      989      1,025
  Borrowings                                    432        400
                                             ------     ------
     Total interest expense                   1,421      1,425
                                             ------     ------
     Net interest income                      1,028        984
Provision for losses on loans                    --         --
                                             ------     ------
     Net interest income after provision
       for losses on loans                    1,028        984
Other operating income                           10         12
General, administrative and other expense
  Employee compensation and benefits            215        224
  Occupancy and equipment                        37         37
  Federal deposit insurance premiums             13         14
  Franchise and other taxes                      32         25
  Data processing                                40         32
  Other operating                                70         94
                                             ------     ------
     Total general, administrative
       and other expense                        407        426
                                             ------     ------
     Earnings before income taxes               631        570
Federal income taxes
  Current                                       231        107
  Deferred                                      (18)        87
                                             ------     ------
     Total federal income taxes                 213        194
                                             ------     ------
     NET EARNINGS                            $  418     $  376
                                             ======     ======

     Basic Earnings Per Share                $ 0.26     $ 0.24
                                             ======     ======

     Diluted Earnings Per Share              $ 0.25     $ 0.23
                                             ======     ======

                      FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the three months ended September 30,
                             (In thousands)

                                                            1998           1997
                                                        ------------   ------------
Cash flows from operating activities:
  Net earnings for the period                            $    418       $    376
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Amortization of discounts and premiums on
      loans, investments, and mortgage-backed
      securities, net                                          (4)             3
    Amortization of deferred loan origination fees            (14)            --
    Depreciation and amortization                              18             20
    Increase (decrease) in cash due to changes in:
       Accrued interest receivable                             (8)            (9)
       Prepaid expenses and other assets                       29              9
       Other liabilities                                      (20)            25
       Federal income taxes
          Current                                             201            106
          Deferred                                            (18)            87
                                                          -------       --------
            Net cash provided by operating activities         602            617

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities           2,000          1,000
  Loan principal repayments                                 9,647          6,751
  Loan disbursements                                      (11,126)        (9,305)
                                                          -------       --------
            Net cash provided by (used) in investing
              activities                                      521         (1,554)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts               1,711           (920)
  Proceeds from Federal Home Loan Bank advances             8,000         24,000
  Repayment of Federal Home Loan Bank advances             (9,230)       (11,164)
  Repayment of other borrowed money                            --        (11,000)
  Advances by borrowers for taxes and insurance                92             89
  Capital distributions paid on common stock                 (318)          (295)
  Acquisition of treasury stock                              (508)            --
                                                          -------       --------
         Net cash provided by (used in) financing
           activities                                        (253)           710
                                                          -------       --------

Net increase (decrease) in cash and cash equivalents          870           (227)
Cash and cash equivalents at beginning of period            1,321          2,751
                                                          -------       --------
Cash and cash equivalents at end of period                $ 2,191       $  2,524
                                                          =======       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                  $    30       $     --
                                                          =======       ========
    Interest on deposits and borrowings                   $ 1,438       $  1,410
                                                          =======       ========

                  Frankfort First Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                 September 30, 1998 and 1997

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month period ended September 30, 1998 is not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average common shares outstanding less shares in the ESOP that were unallocated and not committed to be released. Weighted average common shares deemed outstanding for purposes of computing basic earnings per share totaled 1,613,059 and 1,528,147 for the three month periods ended September 30, 1998 and 1997, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,654,646 and 1,605,582 for the three month periods ended September 30, 1998 and 1997, respectively.

(4)  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Company's financial statements. The Company has no items of other comprehensive income as defined, therefore net earnings are equal to other comprehensive income for the periods ended September 30, 1998 and 1997.

     In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

     The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

GENERAL

     The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one- to four-family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one- to four-family residential properties and some churches located in the Bank's primary market area. The Bank also maintains an investment portfolio which includes FHLB stock, FHLB certificates of deposit, U.S. Government Agency-issued bonds, and other investments.

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

     The Bank is particularly dependent upon The BISYS Group, Inc., ("BISYS"), a provider of information processing systems to banks. Through BISYS, the Bank processes all of its daily transactions and keeps records of all loan and deposit accounts, as well as other functions. The Bank's management has been working closely with BISYS to monitor their efforts to renovate their systems. In November, 1998, the Bank will begin a comprehensive testing program through BISYS. During the test, the Bank will use the same hardware and software that it will use after the year 2000. BISYS is making available a set of data extracted from the Bank's data files. The data will be aged to certain key dates associated with year 2000 compliance for the purposes of testing. Testing is expected to conclude in March, 1999. Procedures are in place to notify BISYS of any processing errors found during testing. In the event that the Bank determines that the BISYS system is not capable of processing data after the year 2000 and that the system cannot be properly renovated, the Bank has the option of switching to another BISYS software system that was designed to be year 2000 compliant. There would be no charge from BISYS to make this switch; however, the Bank may incur significant costs in training its employees on this new system. The Bank also has procedures in place to address short-term unavailability of the BISYS system.

     The Company expects that there will be some expense incurred as a result of preparing for the year 2000. The Bank has decided to replace some older computer hardware which is at or near the end of its useful life. The new equipment will be year 2000 compliant and will have sufficient capacity to run BISYS's year 2000 compliant software. Management has assessed the impact of such cost on the Company's net earnings in future periods. Generally, management expects that the Bank will spend approximately $80,000 on hardware, software, the testing program, and other year 2000 related expenses. Of this amount, approximately $10,000 was incurred during the year ended June 30, 1998. Management expects a cost of $30,000 to $40,000 to be incurred in the fiscal year ending June 30, 1999, with the remainder to be incurred in subsequent fiscal years as hardware is depreciated--at a cost of $6,000 to $10,000 per year. At the present time, management believes that these costs are an accurate reflection of the Bank's needs in order to establish year 2000 readiness; however, if the Bank is ultimately required to purchase replacement computer systems, programs, and equipment or incur substantial unforeseen expense to make the Bank's current systems, programs, and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

     In addition to BISYS, the Bank is dependent on numerous other providers of services ranging from specific bank-related services (such as check processing and ATM operations) to general environmental and administrative support services such as electrical power and telephone service. The Bank has attempted to identify such services on which it is most dependent and to contact each provider to determine their level of year 2000 readiness. In most cases, the Bank is unable to independently verify that such services are or will be year 2000 compliant. The Bank may or may not have the option of switching to other service providers. The Bank's management is working to establish contingency plans as to how it may best respond to the inability to utilize these services. In most cases, management does not foresee a substantial impact on its financial condition and future earnings. However, it is possible that situations could occur that are beyond the Bank's control that would have significant impact on its financial condition and earnings--such as widespread electrical power failure.

     While it is possible that the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting its borrowers, management believes that such losses are unlikely given the composition of the Bank's loan portfolio, which is primarily made up of one- to four-family residential mortgages. Likewise, it is possible that the Bank could incur losses if its level of deposits decreased due to withdrawals from depositors in anticipation of or in response to problems with their access to funds from other sources, such as the delay or incapacity of their employers' payroll processing systems.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE
30, 1998

     ASSETS: The Company's total assets increased slightly from $134.5 million at June 30, 1998 to $134.7 million at September 30, 1998, an increase of $249,000 or 0.2%. The Company's net loans receivable increased from $126.3 million at June 30, 1998 to $127.8 million at September 30, 1998, an increase of $1.5 million or 1.2%.

     LIABILITIES:  Deposits increased from $81.9 million at
June 30, 1998 to $83.6 million at September 30, 1998, an
increase of $1.7 million or 2.1%.   Advances from the Federal
Home Loan Bank decreased from $28.3 million at June 30, 1998 to $27.0 million at September 30, 1998, an decrease of $1.2 million or 4.4%.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $22.7 million at June 30, 1998 to $22.3 million at September 30, 1998, an decrease of $408,000 or 1.8%. This decrease is a result of Company's net earnings of $418,000 less the Company's dividends accrued or paid during the period of $318,000 less the acquisition of the Company's own stock at a cost of $508,000. The Company's book value per share was $14.08 at September 30, 1998 compared to $14.02 at June 30, 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     NET EARNINGS: The Company's net earnings increased from $376,000 for the three months ended September 30, 1997 to $418,000 for the three months ended September 30, 1998, an increase of $42,000 or 11.2%. This increase is attributable to several factors, two of which are an increase in net interest income of $44,000 and a decrease in general, administrative and other expense of $19,000. The Company's basic earnings per share rose from $0.24 per share for the three months ended September 30, 1997 to $0.26 per share for the three months ended September 30, 1998. The Company's diluted earnings per share rose from $.23 per share for the three months ended September 30, 1997 to $.25 per share for the three months ended September, 1998.

     NET INTEREST INCOME: Net interest income increased from $984,000 for the three month period ended September 30, 1997 to $1.0 million for the three month period ended September 30, 1998, an increase of $44,000 or 4.5%. This increase was primarily due to an increase in interest income. Although interest income increased in this period, Management believes that the current low interest rate environment could have a negative impact on net interest income in future periods. Generally, in a declining interest rate environment some existing borrowers choose to refinance their mortgages, interest rates on adjustable rate loans decrease, and the coupon rate on new loans declines. While lower interest income may be offset by lower interest expense, it is possible that interest income could decrease faster than interest expense. The result would be a reduction in net interest income.

     INTEREST INCOME: Interest income remained practically constant at $2.4 million for the three month periods ended September 30, 1998 and 1997, increasing only $40,000 or 1.7% for the most recent period ended. This increase was primarily due to an increase in the Company's level of loans receivable and a higher percentage of fixed rate mortgage originations compared to adjustable rate mortgage originations in the Company's mortgage loan portfolio. Initially, fixed rate mortgages generally pay a higher rate of interest than adjustable rate mortgages.

     INTEREST EXPENSE: Interest expense remained practically constant at $1.4 million for the three month periods ended September 30, 1998 and 1997, decreasing only $4,000 or 0.3% for the most recent period ended. Management expects to continue to utilize FHLB advances where advantageous to fund loan growth. Advances generally are a more stable source of funds than deposits which proves helpful in managing the Bank's assets and liabilities. Historically, the interest rates paid on FHLB advances have generally been greater than rates paid on deposits. However, in some instances FHLB advances carry lower interest rates than deposit rates generally being paid in the Bank's market area.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the three month periods ended September 30, 1998 or 1997.
Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased from $12,000 for the three month period ended September 30, 1997 to $10,000 for the three month period ended September 30, 1998. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSE: General, administrative, and other expense decreased from $426,000 for the three month period ended September 30, 1997 to $407,000 for the three month period ended September 30, 1998, a decrease of $19,000 or 4.5%. The decrease was caused by various reductions in the Company's expense.

     INCOME TAX: The Company's provision for federal income taxes increased from $194,000 for the three month period ended September 30, 1997 to $213,000 for the three month period ended September 30, 1998. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 33.8% for the three month period ended September 30, 1998 and 34.0% for the three month period ended September 30, 1997.

     NON-PERFORMING ASSETS:  At September 30, 1998, the Bank
had approximately $197,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.2% of the Bank's net loans. The Bank had $49,000 in loans internally classified as Substandard and no loans classified as Doubtful,
or Loss.   The Bank has not charged off any loans during the
period.

     DIVIDENDS: On December 10, 1997, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.20 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on July 15, 1998. At September 30, 1998 the Company had recorded dividends payable of $318,000 for the payment of a dividend on October 15, 1998.

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

     STOCK REPURCHASE: On August 12, 1998, the Company announced a plan to purchase up to 81,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. The program continues to be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The repurchase should be completed within nine months of commencement. Management considers the Company's common stock to be an attractive investment, and the repurchase program is expected to improve liquidity in the market for the common stock and result in increased per share earnings and book value. At November 3, 1998, 56,900 shares had been repurchased at an average price of $14.30 per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This response is incorporated herein by reference from the discussion under the sub-caption "Asset and Liability Management" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's 1998 Annual Report, included as Part II, Item 7 of the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.  The following exhibits are filed with this report.
    --------

         Exhibit 27.1 Financial Data Schedule for the three
                      months ended September 30, 1998, is
                      attached.

         Exhibit 27.2 Restated Financial Data Schedule for the
                      three months ended September 30, 1997, is attached.

b.  Reports on Form 8-K.

          On August 13, 1998, the Company filed a Current
     Statement on Form 8-K with the Securities and Exchange
     Commission to disclose the Company's program to repurchase up to 81,000 shares of the Company's common stock.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Frankfort First Bancorp, Inc.

Date: November 6, 1998   /s/ William C. Jennings
                         -------------------------------------
                         William C. Jennings
                         Chairman, President, and
                         Chief Executive Officer
                         (Principal Executive Officer
                         and Principal Financial and
                         Accounting Officer)

                         /s/ Don D. Jennings
                         -------------------------------------
                         Don D. Jennings
                         Vice President
                         (Principal Financial and
                         Accounting Officer)