Form 10-Q
period 1998-12-31
FRANKFORT FIRST BANCORP INC
filed 1999-02-11
CIK 930182

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998
                           or
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of February 8, 1999:
1,557,248

Page 1 of 14 pages

                            CONTENTS

PART I  - FINANCIAL INFORMATION                            PAGE
          -----------------------------------------------------

Item 1.   Consolidated Statements of Financial Condition
          at December 31, 1998 and June 30, 1998             3

          Consolidated Statements of Earnings for the
          three months ended December 31, 1998 and 1997      4

          Consolidated Statements of Cash Flows for the
          six months ended December 31, 1998 and 1997        5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8

Part II.  OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                 13

Item 2    Changes in Securities                             13

Item 3    Defaults upon Senior Securities                   13

Item 4    Submission of Matters to a Vote
          Vote of Security Holders                          13

Item 5.   Other Information                                 13

Item 6.   Exhibits and Reports on Form 8-K                  13

SIGNATURES                                                  14
----------

                      FRANKFORT FIRST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except share data)

                                                 December 31,     June 30,
                                                     1998           1998
                                                 ------------   ------------
   ASSETS
Cash and due from banks                           $    471       $    201
Interest-bearing deposits in other financial
  institutions                                       1,024          1,120
                                                  --------       --------
    Cash and cash equivalents                        1,495          1,321

Certificates of deposit in other financial
  institutions                                         200            200
Investment securities - at amortized cost,
  approximate fair market value of $1,997 and
  $2,996 as of December 31, 1998 and June 30,
  1998                                               2,000          2,996
Loans receivable - net                             129,442        126,328
Office premises and equipment - at depreciated
  cost                                               1,502          1,503
Federal Home Loan Bank stock - at cost               1,521          1,494
Accrued interest receivable on loans                   323            342
Accrued interest receivable on investments
  and interest-bearing deposits                         37             58
Prepaid expenses and other assets                       35             90
Prepaid federal income taxes                           178             97
Deferred federal income taxes                           79             56
                                                  --------       --------
     Total assets                                 $136,812       $134,485
                                                  ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                          $ 84,140       $ 81,891
Advances from the Federal Home Loan Bank            29,318         28,260
Advances by borrowers for taxes and insurance           30            305
Accrued interest payable                                69             85
Other liabilities                                    1,259          1,238
                                                  --------       --------
     Total liabilities                             114,816        111,779

Shareholders' equity
  Preferred stock, 500,000 shares authorized
    $.01 par value: no shares issued                    --             --
  Common stock, 3,750,000 shares authorized,
    $.01 par value; 1,672,473 shares
    issued                                              17             17
  Additional paid-in capital                         5,876          5,876
  Retained earnings - restricted                    18,024         17,846
  Less 115,225 and 53,325 shares of treasury
    stock - at cost                                 (1,921)        (1,033)
                                                  --------       --------
    Total shareholders' equity                      21,996         22,706
                                                  --------       --------
    Total liabilities and shareholders' equity    $136,812       $134,485
                                                  ========       ========
Book value per share                              $  14.12       $  14.02
                                                  ========       ========

                      FRANKFORT FIRST BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except share data)

                                        Six Months Ended       Three Months Ended
                                          December 31,             December 31,
                                      ---------------------    --------------------
                                         1998        1997        1998        1997
                                      ----------  ---------    --------    --------
Interest income
  Loans                                $4,696     $4,639       $2,344      $2,342
  Investment securities                   120        126           50          57
  Interest-bearing deposits and
    other                                  61         94           34          51
                                       ------     ------       ------      ------
     Total interest income              4,877      4,859        2,428       2,450

Interest expense
  Deposits                              1,984      2,058          995       1,033
  Borrowings                              842        836          410         436
                                       ------     ------       ------      ------
     Total interest expense             2,826      2,894        1,405       1,469
                                       ------     ------       ------      ------
     Net interest income                2,051      1,965        1,023         981
Provision for losses on loans              --         --           --          --
                                       ------     ------       ------      ------
     Net interest income after
       provision for losses on
       loans                            2,051      1,965        1,023         981
Other operating income                     20         25           10          13
General, administrative and other
  expense
  Employee compensation and benefits      413        464          198         240
  Occupancy and equipment                  76         73           39          36
  Federal deposit insurance premiums       24         27           11          13
  Franchise and other taxes                63         28           31           3
  Data processing                          82         63           42          31
  Other operating                         154        188           84          94
                                       ------     ------       ------      ------
     Total general, administrative
       and other expense                  812        843          405         417
                                       ------     ------       ------      ------
     Earnings before income taxes       1,259      1,147          628         577
Federal income taxes
  Current                                 444        303          213         196
  Deferred                                (23)        87           (5)         --
                                       ------     ------       ------      ------
     Total federal income taxes           421        390          208         196
                                       ------     ------       ------      ------
     NET EARNINGS                      $  838     $  757       $  420      $  381
                                       ======     ======       ======      ======

     Earnings per share
     Basic Earnings Per Share          $ 0.53     $ 0.50       $ 0.27      $ 0.25
                                       ======     ======       ======      ======
     Diluted Earnings Per Share        $ 0.52     $ 0.47       $ 0.27      $ 0.24
                                       ======     ======       ======      ======

                      FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the six months ended December 31,
                             (In thousands)

                                                            1998           1997
                                                        ------------   ------------
Cash flows from operating activities:
  Net earnings for the period                            $    838       $    757
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Amortization of discounts and premiums on
      loans, investments, and mortgage-backed
      securities, net                                          (4)             5
    Amortization of deferred loan origination fees            (24)            (5)
    Depreciation and amortization                              36             39
    Amortization of expenses related to stock
      benefit plans                                            --             47
    Federal Home Loan Bank stock dividends                    (27)            43
    Increase (decrease) in cash due to changes in:
       Accrued interest receivable                             40             16
       Prepaid expenses and other assets                       55             65
       Other liabilities                                        5              6
       Federal income taxes
          Current                                             (81)          (329)
          Deferred                                            (23)            87
                                                          -------       --------
            Net cash provided by operating activities         815            645

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as
    held to maturity                                       (2,000)            --
  Proceeds from maturity of investment securities           3,000          1,850
  Purchase of Federal Home Loan Bank stock                     --            (27)
  Loan principal repayments                                19,382         12,341
  Loan disbursements                                      (22,472)       (15,631)
  Purchase of office premises and equipment                   (35)            (6)
                                                          -------       --------
            Net cash provided by (used) in investing
              activities                                   (2,125)        (1,473)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts               2,249         (2,863)
  Proceeds from Federal Home Loan Bank advances            11,500         26,500
  Repayment of Federal Home Loan Bank advances            (10,442)       (11,684)
  Repayment of other borrowed money                            --        (11,000)
  Advances by borrowers for taxes and insurance              (275)          (233)
  Capital distributions paid on common stock                 (660)          (618)
  Acquisition of treasury stock                              (888)            --
                                                          -------       --------
         Net cash provided by (used in) financing
           activities                                       1,484            102
                                                          -------       --------

Net increase (decrease) in cash and cash equivalents          174           (726)
Cash and cash equivalents at beginning of period            1,321          2,751
                                                          -------       --------
Cash and cash equivalents at end of period                $ 1,495       $  2,025
                                                          =======       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                  $   525       $    442
                                                          =======       ========
    Interest on deposits and borrowings                   $ 2,842       $  2,911
                                                          =======       ========

                  Frankfort First Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                 December 31, 1998 and 1997

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(2)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding less shares in the ESOP that were unallocated and not committed to be released. Weighted average common shares deemed outstanding for purposes of computing basic earnings per share totaled 1,589,104 and 1,565,148 for the six and three month periods ended December 31, 1998, respectively, and 1,526,155 and 1,526,664 for the six and three month periods ended December 31, 1997, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,606,759 and 1,585,170 for the six and three month periods ended December 31, 1998, respectively, and 1,603,968 and 1,607,680 for the six and three month periods ended December 31, 1997, respectively.

(4)  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     Reporting Comprehensive Income.  In June 1997, the FASB
issued SFAS No. 130, "Reporting Comprehensive Income."   SFAS No.
130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Company's financial statements. The Company has no items of other comprehensive income as defined, therefore net earnings are equal to other comprehensive income for the periods ended December 31, 1998 and 1997.

     Disclosure about Segments of an Enterprise. In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

     Accounting for Derivative Instruments and Hedging Activities. In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

OTHER MATTERS -- YEAR 2000 READINESS DISCLOSURE

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

     The Bank is particularly dependent upon The BISYS Group, Inc., ("BISYS"), a provider of information processing systems to banks. Through BISYS, the Bank processes all of its daily transactions and keeps records of all loan and deposit accounts, as well as other functions. The Bank's management has been working closely with BISYS to monitor their efforts to renovate their systems. In November, 1998, the Bank began a comprehensive testing program through BISYS. During the test, the Bank is using the same hardware and software that it will use on and after January 1, 2000. Test data was extracted from the Bank's data files. Testing will involve aging the test data to certain key dates associated with the new millenium and running various transactions against the aged data. Testing is expected to conclude in March, 1999. Procedures are in place to notify BISYS of any processing errors found during testing. At this point in the testing no substantive processing difficulties have been identified. The Bank also has procedures in place to address short-term unavailability of the BISYS system.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE
30, 1998

     ASSETS: The Company's total assets increased from $134.5 million at June 30, 1998 to $136.8 million at December 31, 1998, an increase of $2.3 million or 1.7%. The increase in total assets is primarily attributable to an increase in the Company's net loans receivable which increased from $126.3 million at June 30, 1998 to $129.4 million at December 31, 1998, an increase of $3.1 million or 2.5%.

     LIABILITIES: The Company's total liabilities increased from $111.8 million at June 30, 1998 to $114.8 million at December 31, 1998, an increase of $3.0 million or 2.7%. The increase in total liabilities is primarily attributable to increases in the Company's sources of funds, Deposits and Advances from the Federal Home Loan Bank ("Advances"). Deposits increased from $81.9 million at June 30, 1998 to $84.1 million at December 31,
1998, an increase of $2.2 million or 2.7%.   Advances increased
from $28.3 million at June 30, 1998 to $29.3 million at December 31, 1998, an increase of $1.0 million or 3.7%.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $22.7 million at June 30, 1998 to $22.0 million at December 31, 1998, a decrease of $710,000 or 3.1%. This decrease is a result of Company's net earnings of $838,000 less the Company's dividends accrued or paid during the period of $660,000 less the acquisition of the Company's own stock at a cost of $888,000. The Company's book value per share was $14.12 at December 31, 1998 compared to $14.02 at June 30, 1998.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1998 AND DECEMBER 31, 1997

     NET EARNINGS: The Company's net earnings increased from $757,000 for the six months ended December 31, 1997 to $838,000 for the six months ended December 31, 1998, an increase of $81,000 or 10.7%. This increase is primarily attributable to an increase in net interest income of $86,000. The Company's basic earnings per share rose from $0.50 per share for the six months ended December 31, 1997 (adjusted for the two-for-one reverse stock split effected on December 1, 1997) to $0.53 per share for the six months ended December 31, 1998. The Company's diluted earnings per share rose from $0.47 per share for the six months ended December 31, 1997 (adjusted for the two-for-one reverse stock split effected on December 1, 1997) to $0.52 per share for the six months ended December 31, 1998.

     NET INTEREST INCOME: Net interest income increased from $2.0 million for the six month period ended December 31, 1997 to $2.1 million for the six month period ended December 31, 1998, an increase of $86,000 or 4.4%. The increase was primarily due to a decrease in total interest expense. Although net interest income increased in this period, Management believes that the current low interest rate environment could have a negative impact on net interest income in future periods. Generally, in a declining interest rate environment some existing borrowers choose to refinance their mortgages, interest rates on adjustable rate loans decrease, and the coupon rate on new loans declines. While lower interest income may be offset by lower interest expense, it is possible that interest income could decrease faster than interest expense. The result would be a reduction in net interest income.

     INTEREST INCOME: Interest income remained relatively constant at $4.9 million for the six month periods ended
December 31, 1998 and 1997, increasing only $18,000 or 0.4%.
This increase was primarily due to an increase in interest income from loans which rose from $4.6 million for the six month period ended December 31, 1997 to $4.7 million for the six month period ended December 31, 1998, an increase of $57,000 or 1.2%. The primary offset against the increase in interest income from loans was a reduction in interest income on interest-bearing deposits which decreased from $94,000 for the six months ended December 31, 1997 to $61,000 for the six months ended December
31, 1998, a decrease of $33,000 or 35.1%.

     INTEREST EXPENSE: Interest expense decreased from $2.9 million for the six month period ended December 31, 1997 to $2.8 million for the six month period ended December 31, 1998 a decrease of $68,000 or 2.4%. This decrease was primarily due to a decrease in interest expense on deposits which decreased from $2.1 million for the six month period ended December 31, 1997 to $2.0 million for the six month period ended December 31, 1998, a decrease of $74,000 or 3.6%. Offsetting the decrease in interest expense paid on deposits was an increase in interest expense on borrowings which increased from $836,000 for the six months ended December 31, 1997 to $842,000 for the six month period ended December 31, 1998, an increase of $6,000 or 0.7%. Management expects to continue to utilize FHLB advances where advantageous to fund loan growth. Advances generally are a more stable source of funds than deposits which proves helpful in managing the Bank's assets and liabilities. Historically, the interest rates paid on FHLB advances have generally been greater than rates paid on deposits. However, in some instances FHLB advances carry lower interest rates than deposit rates generally being paid in the Bank's market area.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the six month periods ended December 31, 1998 or 1997. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased from $25,000 for the six month period ended
December 31, 1997 to $20,000 for the six month period ended
December 31, 1998. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased from $843,000 for the six month period ended December 31, 1997 to $812,000 for the six month period ended December 31, 1998, a decrease of $31,000 or 3.7%. The decrease was due primarily to a $51,000, or 11.0%, decrease in employee compensation and benefits and a $34,000, or 18.1%, decrease in other operating expenses, which were partially offset by a $35,000, or 125.0%, increase in franchise taxes and a $19,000, or 30.2%, increase in data processing expense. The decrease in employee compensation and benefits was due to several factors including the retirement from full-time service of two of the Bank's officers. The decrease in other operating expense resulted from various improvements in efficiency. The increase in franchise tax expense resulted from a nonrecurring refund of taxes in the 1997 period. The increase in data processing expense was due primarily to Year 2000 preparedness (see "Other Matters--Year 2000 Readiness Disclosure").

     INCOME TAX: The Company's provision for federal income taxes increased from $390,000 for the six month period ended December 31, 1997 to $421,000 for the six month period ended December 31, 1998. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 33.4% for the six month period ended December 31, 1998 and 34.0% for the six month period ended December 31, 1997.

     NON-PERFORMING ASSETS: At December 31, 1998, the Bank had approximately $348,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.3% of the Bank's net loans. The Bank had $49,000 in loans internally classified as Substandard and no loans classified as Doubtful, or
Loss.   The Bank has not charged off any loans during the period.

     DIVIDENDS: On December 9, 1998, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.22 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represents an increase from the previous quarterly dividend of $0.20 per share. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on October 15, 1998. At December 31, 1998 the Company had recorded dividends payable of $343,000 for the payment of a dividend on January 15, 1999.

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

     STOCK REPURCHASE: On August 12, 1998, the Company announced a plan to purchase up to 81,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. The program continues to be dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. Management believes that the repurchase should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and the repurchase program is expected to improve liquidity in the market for the common stock and result in increased per share earnings and book value. At February 8, 1999, 61,900 shares had been repurchased at an average price of $14.34 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND DECEMBER 31, 1997

     NET EARNINGS: The Company's net earnings increased from $381,000 for the three months ended December 31, 1997 to $420,000 for the three months ended December 31, 1998, an increase of $39,000 or 10.2%. This increase is attributable to several factors, the most prominent of which is an increase in net interest income of $42,000. The Company's basic earnings per share rose from $0.25 per share for the three months ended December 31, 1997 to $0.27 per share for the three months ended December 31, 1998. The Company's diluted earnings per share rose from $.24 per share for the three months ended December 31, 1997 to $.27 per share for the three months ended December 31, 1998.

     NET INTEREST INCOME: Net interest income increased from $981,000 for the three month period ended December 31, 1997 to $1.0 million for the three month period ended December 31, 1998, an increase of $42,000 or 4.3%. This increase was primarily due to a decrease in interest expense. Although net interest income increased in this period, Management believes that the current low interest rate environment could have a negative impact on net interest income in future periods. Generally, in a declining interest rate environment some existing borrowers choose to refinance their mortgages, interest rates on adjustable rate loans decrease, and the coupon rate on new loans declines.
While lower interest income may be offset by lower interest expense, it is possible that interest income could decrease faster than interest expense. The result would be a reduction in net interest income.

     INTEREST INCOME: Interest income decreased from $2.5 million for the three month period ended December 31, 1997 to $2.4 million for the three month period ended December 31, 1998, a decrease of $22,000 or 0.9%. Contributing primarily to the decrease in interest income was a reduction in interest income on interest-bearing deposits which decreased from $51,000 for the three months ended December 31, 1997 to $34,000 for the three months ended December 31, 1998, a decrease of $17,000 or 33.3%.

     INTEREST EXPENSE: Interest expense decreased from $1.5 million for the three months ended December 31, 1997 to $1.4 million for the three months ended December 31, 1998, a decrease of $64,000 or 4.4%. Interest expense decreased on both deposits and borrowings. Interest expense on deposits decreased from $1.0 million for the three months ended December 31, 1997 to $995,000 for the three months ended December 31, 1998, a decrease of $38,000 or 3.7%. Interest expense on borrowings decreased from $436,000 for the three months ended December 31, 1997 to $410,000 for the three months ended December 31, 1998, a decrease of $26,000 or 6.0%. Management expects to continue to utilize FHLB advances where advantageous to fund loan growth. Advances generally are a more stable source of funds than deposits which proves helpful in managing the Bank's assets and liabilities. Historically, the interest rates paid on FHLB advances have generally been greater than rates paid on deposits. However, in some instances FHLB advances carry lower interest rates than deposit rates generally being paid in the Bank's market area.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the three month periods ended December 31, 1998 or 1997. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, which was reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased from $13,000 for the three month period ended December 31, 1997 to $10,000 for the three month period ended December 31, 1998. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased from $417,000 for the three month period ended December 31, 1997 to $405,000 for the three month period ended December 31, 1998, a decrease of $12,000 or 2.9%. The decrease was caused by various reductions in the Company's expense.

     INCOME TAX: The Company's provision for federal income taxes increased from $196,000 for the three month period ended December 31, 1997 to $208,000 for the three month period ended December 31, 1998. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 33.1% for the three month period ended December 31, 1998 and 34.0% for the three month period December 31, 1997.

                         PART II.

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The registrant held its Annual Meeting of Stockholders on November 10, 1998

          (b)  Not applicable

          (c)  The only matter to be voted upon at the Annual
               Meeting was the election of two individuals as directors.

Nominee                        Votes For      Votes Withheld
-------                        ---------      --------------
Charles A. Cotton, III         1,444,631           1,756
Danny A. Garland               1,444,343           2,043

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits: Financial Data Schedule as of December 31,
                    1998.

          Reports on Form 8-K:  None.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              Frankfort First Bancorp, Inc.


Date: February 08,  1999      /s/  William C. Jennings
                              -------------------------------
                              William C. Jennings
                              Chairman, President, and
                              Chief Executive Officer
                              (Principal Executive Officer
                              and Principal Financial and
                              Accounting Officer)