Form 10-Q
period 1999-03-31
FRANKFORT FIRST BANCORP INC
filed 1999-05-17
CIK 930182

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999


                               OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number:  0-26360

                  FRANKFORT FIRST BANCORP, INC.
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

            Delaware                          61-1271129
----------------------------------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)        Identification Number)


    216 West Main Street, Frankfort, Kentucky           40602
----------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


                         (502) 223-1638
----------------------------------------------------------------
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes     X     No
        _____       _____

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of May 10, 1999:  1,519,688

Page 1 of  14 pages

                            CONTENTS



PART I. FINANCIAL INFORMATION                               PAGE
        --------------------------------------------------------
Item 1   Consolidated Statements of Financial Condition at
         March 31, 1999 and June 30, 1998                     3

         Consolidated Statements of Earnings for the three
         months and nine months ended March 31,
         1999 and 1998                                        4

         Consolidated Statements of Cash Flows for the nine
         months ended March 31, 1999 and 1998                 5

         Notes to Consolidated Financial Statements           6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                           8

PART II. OTHER INFORMATION
         -----------------
Item 1   Legal Proceedings                                   13

Item 2   Changes in Securities                               13

Item 3   Defaults upon Senior Securities                     13

Item 4   Submission of Matters to a
         Vote of Security Holders                            13

Item 5. Other Information                                    13

Item 6. Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                   14
----------

                  FRANKFORT FIRST BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In thousands, except per share data)


                                                    March 31,     June 30,
                                                     1999           1998

   ASSETS
Cash and due from banks                           $    343       $    201
Interest-bearing deposits in other financial
  institutions                                         624          1,120
                                                  --------       --------
    Cash and cash equivalents                          967          1,321

Certificates of deposit in other financial
  institutions                                         200            200
Investment securities held to maturity - at
  amortized cost, approximate fair market
  value of $2,004 and $2,996 as of March 31,
  1999 and June 30, 1998                             2,005          2,996
Loans receivable - net                             131,321        126,328
Loans held for sale - at lower of cost or market        80             --
Office premises and equipment - at depreciated
  cost                                               1,492          1,503
Federal Home Loan Bank stock - at cost               1,548          1,494
Accrued interest receivable on loans                   345            342
Accrued interest receivable on investments
  and interest-bearing deposits                         60             58
Prepaid expenses and other assets                       39             90
Prepaid federal income taxes                           154             97
Deferred federal income taxes                           86             56
                                                  --------       --------
     Total assets                                 $138,297       $134,485
                                                  ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                          $ 84,083       $ 81,891
Advances from the Federal Home Loan Bank            30,872         28,260
Advances by borrowers for taxes and insurance          178            305
Accrued interest payable                                70             85
Other liabilities                                    1,256          1,238
                                                  --------       --------
     Total liabilities                             116,459        111,779

Shareholders' equity
  Preferred stock, 500,000 shares authorized
    $.01 par value; no shares issued                    --             --
  Common stock, 3,750,000 shares authorized,
    $.01 par value; 1,672,451 shares
    issued                                              17             17
  Additional paid-in capital                         5,876          5,876
  Retained earnings - restricted                    18,087         17,846
  Less 130,203 and 53,303 shares of treasury
    stock - at cost                                 (2,142)        (1,033)
                                                  --------       --------
    Total shareholders' equity                      21,838         22,706
                                                  --------       --------
    Total liabilities and shareholders' equity    $138,297       $134,485
                                                  ========       ========
Book value per share                              $  14.16       $  14.02
                                                  ========       ========

                  FRANKFORT FIRST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except per share data)


                                        Nine Months Ended       Three Months Ended
                                             March 31,               March 31,

                                         1999        1998        1999        1998

Interest income
  Loans                                $7,039     $6,975       $2,343      $2,336
  Investment securities                   156        173           36          47
  Interest-bearing deposits and
    other                                  83        151           22          57
                                       ------     ------       ------      ------
     Total interest income              7,278      7,299        2,401       2,440

Interest expense
  Deposits                              2,953      3,028          969         970
  Borrowings                            1,253      1,252          411         416
                                       ------     ------       ------      ------
     Total interest expense             4,206      4,280        1,380       1,386
                                       ------     ------       ------      ------
     Net interest income                3,072      3,019        1,021       1,054

Provision for losses on loans              --         --           --          --
                                       ------     ------       ------      ------
     Net interest income after
       provision for losses on
       loans                            3,072      3,019        1,021       1,054

Other operating income                     31         38           11          13

General, administrative and other
  expense
  Employee compensation and benefits      634        685          221         221
  Occupancy and equipment                 113        114           37          41
  Federal deposit insurance premiums       37         41           13          14
  Franchise and other taxes                89         60           26          32
  Data processing                         119         97           37          34
  Other operating                         231        295           77         107
                                       ------     ------       ------      ------
     Total general, administrative
       and other expense                1,223      1,292          411         449
                                       ------     ------       ------      ------
     Earnings before income taxes       1,880      1,765          621         618

Federal income taxes
  Current                                 669        531          225         228
  Deferred                                (30)        75           (7)        (12)
                                       ------     ------       ------      ------
     Total federal income taxes           639        606          218         216
                                       ------     ------       ------      ------
     NET EARNINGS                      $1,241     $1,159       $  403      $  402
                                       ======     ======       ======      ======

     EARNINGS PER SHARE

        Basic                          $ 0.79     $ 0.74       $ 0.26      $ 0.25
                                       ======     ======       ======      ======
        Diluted                        $ 0.78     $ 0.72       $ 0.26      $ 0.24
                                       ======     ======       ======      ======

                  FRANKFORT FIRST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the nine months ended March 31,
                       (In thousands)


                                                            1999           1998

Cash flows from operating activities:
  Net earnings for the period                            $  1,241       $  1,159
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Amortization of discounts and premiums on
      loans, investments, and mortgage backed
      securities, net                                          (3)             5
    Amortization of deferred loan origination fees            (39)            (6)
    Depreciation and amortization                              54             54
    Loans originated for sale                                 (80)            --
    Amortization of expense related to stock
      benefit plans                                            --             47
    Federal Home Loan Bank stock dividends                    (54)           (43)
    Increase (decrease) in cash due to changes in:
       Accrued interest receivable                             (5)            --
       Prepaid expenses and other assets                       51             64
       Other liabilities                                        3              2
       Federal income taxes
          Current                                             (57)          (310)
          Deferred                                            (30)            75
                                                          -------       --------
            Net cash provided by operating activities       1,081          1,047

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as
    held to maturity                                       (3,006)            --
  Proceeds from maturity of investment securities           4,000          1,850
  Purchase of Federal Home Loan Bank stock                     --           (159)
  Loan principal repayments                                27,928         21,516
  Loan disbursements                                      (32,882)       (26,351)
  Purchase of office premises and equipment                   (43)            (7)
                                                          -------       --------
            Net cash used in investing activities          (4,003)        (3,151)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts               2,192         (3,605)
  Proceeds from Federal Home Loan Bank advances            15,250         30,000
  Repayment of Federal Home Loan Bank advances            (12,638)       (12,145)
  Repayment of other borrowed money                            --        (13,000)
  Advances by borrowers for taxes and insurance              (127)          (108)
  Capital distributions paid on common stock               (1,000)          (943)
  Acquisition of treasury stock                            (1,109)            --
                                                          -------       --------
         Net cash provided by financing activities          2,568            199
                                                          -------       --------

Net decrease in cash and cash equivalents                    (354)        (1,905)
Cash and cash equivalents at beginning of period            1,321          2,751
                                                          -------       --------
Cash and cash equivalents at end of period                $   967       $    846
                                                          =======       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                  $   200       $    650
                                                          =======       ========
    Interest on deposits and borrowings                   $ 4,221       $  4,231
                                                          =======       ========

                  FRANKFORT FIRST BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

                   MARCH 31, 1999 AND 1998

(1)  BASIS OF PRESENTATIONS

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine and three month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(2)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding less shares in the ESOP that were unallocated and not committed to be released. Weighted average common shares deemed outstanding for purposes of computing basic earnings per share totaled 1,577,096 and 1,553,081 for the nine and three month periods ended March 31, 1999, respectively, and 1,556,688 and 1,619,111 for the nine and three month periods ended March 31, 1998, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,593,812 and 1,567,887 for the nine and three month periods ended March 31, 1999, respectively, and 1,618,968 and 1,668,795 for the nine and three month periods ended March 31, 1998, respectively.

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Company's financial statements. The Company has no items of other comprehensive income as defined, therefore net earnings are equal to other comprehensive income for the periods ended March 31, 1999 and 1998.

     Disclosure about Segments of an Enterprise. In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. Management adopted SFAS No. 131 effective July 1, 1998, as required, without material impact on the Company's financial statements.

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

     The Bank is particularly dependent upon BISYS , Inc., ("BISYS"), a provider of information processing systems to banks. Through BISYS, the Bank processes all of its daily transactions and keeps records of all loan and deposit accounts, as well as other functions. The Bank's management has been working closely with BISYS to monitor their efforts to renovate their systems. The Bank has completed a comprehensive testing program of the BISYS system. During the test, the Bank used the same hardware and software that it will use on and after January 1, 2000. Test data was extracted from the Bank's data files. Testing involved aging the test data to certain key dates associated with the new millennium and running various transactions against the aged data. No substantive processing difficulties were identified. Under its contingency plan of operation, the Bank also has procedures in place to address short-term unavailability of the BISYS system.

     The Company expects that there will be some expense incurred as a result of preparing for the year 2000. The Bank has decided to replace some older computer hardware which is at or near the end of its useful life. The new equipment will be year 2000 compliant and will have sufficient capacity to run BISYS's year 2000 compliant software. Management has assessed the impact of such cost on the Company's net earnings. Generally, management expects that the Bank will spend approximately $80,000 on hardware, software, the testing program, and other year 2000 related expenses. Of this amount, approximately $10,000 was incurred during the year ended June 30, 1998. Management expects to incur a cost of $30,000 to $40,000 in the fiscal year ending June 30, 1999, and $20,000 to $30,000 in the fiscal year ending June 30, 2000, with the remainder to be incurred in subsequent fiscal years as hardware is depreciated--at a cost of $6,000 to $10,000 per year. These totals do not include time devoted by staff for planning, testing, and implementing year 2000 related activities. At the present time, management believes that these costs are an accurate reflection of the Bank's needs in order to establish year 2000 readiness; however, if the Bank is ultimately required to purchase replacement computer systems, programs, and equipment or incur substantial unforeseen expense to make the Bank's current systems, programs, and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

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

     While it is possible that the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting its borrowers, management believes that such losses are unlikely given the composition of the Bank's loan portfolio, which is primarily made up of one- to four-family residential mortgages. Likewise, it is possible that the Bank could incur losses if its level of deposits decreases due to withdrawals from depositors in anticipation of or in response to problems with their access to funds from other sources, such as the delay or incapacity of their employers' payroll processing systems. The Bank has taken steps to ensure that it has adequate liquidity and cash on hand to meet unusually high demand. These steps, as they are outside the Bank's normal operations, will result in some cost to the Bank. Management expects such costs to total less than $20,000, but the cost is highly dependant on market conditions and could fluctuate.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30,
1998

     ASSETS: The Company's total assets increased from $134.5 million at June 30, 1998 to $138.3 million at March 31, 1999, an increase of $3.8 million or 2.8%. The increase in total assets is primarily attributable to an increase in the Company's net loans receivable which increased from $126.3 million at June 30, 1998 to $131.3 million at March 31, 1999, an increase of $5.0 million or 4.0%.

     LIABILITIES: The Company's total liabilities increased from $111.8 million at June 30, 1998 to $116.5 million at March 31, 1999, an increase of $4.7 million or 4.2%. The increase in total liabilities is primarily attributable to increases in the Company's sources of funds: Deposits and Advances from the Federal Home Loan Bank ("Advances"). Deposits increased from $81.9 million at June 30, 1998 to $84.1 million at March 31, 1999, an increase of $2.2 million or 2.7%. Advances increased from $28.3 million at June 30, 1998 to $30.9 million at March 31, 1999, an increase of $2.6 million or 9.2%.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $22.7 million at June 30, 1998 to $21.8 million at March 31, 1999, a decrease of $868,000 or 3.8%. This decrease is a result of Company's net earnings of $1.2 million less the Company's dividends accrued or paid during the period of $1.0 million less the acquisition of the Company's own stock at a cost of $1.1 million (see "Dividends" and "Stock Repurchase"). The Company's book value per share was $14.16 at March 31, 1999 compared to $14.02 at June 30, 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 1999 AND MARCH 31, 1998

     NET EARNINGS: The Company's net earnings increased $82,000 or 7.1% to $1.2 million for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. This increase is primarily attributable to both an increase in net interest income of $53,000 and a decrease in the Company's general, administrative and other expense of $69,000. The Company's basic earnings per share rose from $0.74 per share for the nine months ended March 31, 1998 to $0.79 per share for the nine months ended March 31, 1999. The Company's diluted earnings per share rose from $0.72 per share for the nine months ended March 31, 1998 to $0.78 per share for the nine months ended March 31, 1999.

     NET INTEREST INCOME: Net interest income increased from $3.0 million for the nine month period ended March 31, 1998 to $3.1 million for the nine month period ended March 31, 1999, an increase of $53,000 or 1.8%. The increase was primarily due to a decrease in total interest expense. Although net interest income increased in this period, management believes that the current low interest rate environment could have a negative impact on net interest income in future periods. Generally, in a declining interest rate environment some existing borrowers choose to refinance their mortgages, interest rates on adjustable rate loans decrease, and the coupon rate on new loans declines. While average rates paid on deposits and advances have also decreased during the period, at this point they have decreased to a lesser degree than the decline in average rates earned on the portfolio.

        INTEREST INCOME: Interest income remained relatively constant at $7.3 million for the nine month periods ended March 31, 1999 and 1998, decreasing $21,000 or 0.3%. This decrease was primarily due to a reduction in interest income on investment securities and interest-bearing deposits. Offsetting this decrease was an increase in interest income from loans. Interest income from investment securities decreased from $173,000 for the nine month period ended March 31, 1998 to $156,000 for the nine month period ended March 31, 1999, a decrease of $17,000 or 9.8%. Interest income from interest-bearing deposits and other decreased from $151,000 for the nine months ended March 31, 1998 to $83,000 for the nine months ended March 31, 1999, a decrease of $68,000 or 45.0%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances. Interest income from loans increased by $64,000 or 0.9% to $7.0 million for the nine month period ended March 31, 1999 compared to $7.0 million for the nine month period ended March 31, 1998. The increase in interest income is attributable to the increase in volume of the Company's loan portfolio rather than the average rate earned on the portfolio. The Company's weighted average interest rate has decreased as a result of refinancing of mortgages and the downward adjustment of adjustable rate mortgages.

      INTEREST EXPENSE: Interest expense decreased from $4.3 million for the nine month period ended March 31, 1998 to $4.2 million for the nine month period ended March 31, 1999, a decrease of $74,000 or 1.7%. This decrease was primarily due to a decrease in interest expense on deposits which decreased $75,000 or 2.5% from $3.0 million for the nine month period ended March 31, 1998 to $2.9 million for the nine month period ended March 31, 1999, chiefly as a result of a lower weighted average rate paid on deposits.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the nine month periods ended March 31, 1999 or 1998. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, a level which had been reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased from $38,000 for the nine month period ended March 31, 1998 to $31,000 for the nine month period ended March 31, 1999. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased from $1.3 million for the nine month period ended March 31, 1998 to $1.2 million for the nine month period ended March 31, 1999, a decrease of $69,000, or 5.3%. The decrease was due primarily to a $64,000, or 21.7%, decrease in other operating expense and a $51,000, or 7.4%, decrease in employee compensation and benefits. The decreases in other operating expense and employee compensation and benefits were partially offset by a $29,000, or 48.3%, increase in franchise taxes and a $22,000, or 22.7%, increase in data processing expense. The decrease in other operating expense resulted from various improvements in efficiency, while the decrease in employee compensation and benefits was due to various factors including the retirement from full-time service of two of the Bank's officers. The increase in franchise tax expense resulted from a nonrecurring refund of taxes in the 1998 period. The increase in data processing expense was due primarily to efforts regarding year 2000 preparedness (see "Other Matters--Year 2000 Readiness Disclosure").

     INCOME TAX: The Company's provision for federal income taxes increased from $606,000 for the nine month period ended March 31, 1998 to $639,000 for the nine month period ended March 31, 1999. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the nine month period ended March 31, 1999 and 34.3% for the nine month period ended March 31, 1998.

     NON-PERFORMING ASSETS: At March 31, 1999, the Bank had approximately $387,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.3% of the Bank's net loans. The Bank had no loans internally classified as
Substandard and no loans classified as Doubtful, or Loss.   The
Bank has not charged off any loans during the period.

     DIVIDENDS: On December 9, 1998, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.22 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase from the previous quarterly dividend of $0.20 per share. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on January 15, 1999. At March 31, 1999 the Company had recorded dividends payable of $339,000 for the payment of a dividend on April 15, 1999.

     STOCK REPURCHASE: On August 12, 1998, the Company announced a plan to purchase up to 81,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. This specific program was concluded on March 24, 1999 when the Company announced that it had acquired 76,900 shares at an average price of $14.42 per share. At the same time it was announced that the Company's Board of Directors had authorized a new program for the purchase of up to 5% of the remaining outstanding shares of common stock. The program is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. Management believes that the repurchase should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and the repurchase program may improve liquidity in the market for the common stock and result in increased per share earnings and book value. At May 10, 1999, 22,560 shares had been repurchased at an average price of $14.78 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 and MARCH 31, 1998

     NET EARNINGS: The Company's net earnings increased slightly from $402,000 for the three months ended March 31, 1998 to $403,000 for the three months ended March 31, 1999, an increase of $1,000 or 0.2%. The Company's basic earnings per share rose from $0.25 per share for the three months ended March 31, 1998 to $0.26 per share for the three months ended March 31, 1999. The Company's diluted earnings per share rose from $.24 per share for the three months ended March 31, 1998 to $.26 per share for the three months ended March 31, 1999.

     NET INTEREST INCOME: Net interest income decreased $33,000 or 3.1% to $1.0 million for the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. This decrease was primarily due to a decrease in interest income. Management believes that the current low interest rate environment has had a negative impact on net interest income and could have a continued impact on net interest income in future periods.

     INTEREST INCOME: Interest income remained relatively constant at $2.4 million for the three month periods ended March 31, 1999 and 1998, decreasing $39,000 or 1.6%.
Contributing to the decrease in interest income was a reduction in interest income on investment securities and interest income on interest-bearing deposits and other. Interest income on investment securities decreased from $47,000 for the three month period ended March 31, 1998 to $36,000 for the three month period ended March 31, 1999, a decrease of $11,000 or 23.4%. Interest income from interest-bearing deposits and other decreased from $57,000 for the three month period ended March 31, 1998 to $22,000 for the three month period ended March 31, 1999, a decrease of $35,000 or 61.4%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce FHLB advances. Interest income from loans increased $7,000 or 0.3% to $2.3 million for the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. The increase in interest income is attributable to the increase in volume of the Company's loan portfolio rather than the average rate earned on the portfolio. The Company's weighted average interest rate decreased as a result of refinancing of mortgages and the downward adjustment of adjustable rate mortgages.

     INTEREST EXPENSE: Interest expense remained relatively constant at $1.4 million for the three months ended March 31, 1999 and 1998, decreasing $6,000 or 0.4%.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the three month periods ended March 31, 1999 or 1998. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, a level which had been reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased from $13,000 for the three month period ended March 31, 1998 to $11,000 for the three month period ended March 31, 1999. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased from $449,000 for the three month period ended March 31, 1998 to $411,000 for the three month period ended March 31, 1999, a decrease of $38,000 or 8.5%. The decrease was caused by various reductions in the Company's expenses.

     INCOME TAX: The Company's provision for federal income taxes increased slightly from $216,000 for the three month period ended March 31, 1998 to $218,000 for the three month period ended March 31, 1999. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 35.1% for the three month period ended March 31, 1999 and 35.0% for the three month period ended March 31, 1998.

PART II.

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:  Financial Data Schedule as of March 31, 1999.

        Reports on Form 8-K:

                       On March 24, 1999, the Company filed a
               Current Statement on Form 8-K with the Securities and Exchange Commission to disclose the Company's program to repurchase up to 77,000 shares of the Company's common stock.

                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Frankfort First Bancorp, Inc.


Date: May 10,  1999               /S/  William C. Jennings
                                  ------------------------------
                                  William C. Jennings
                                  Chairman, President, and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



                                    /S/  Don D.  Jennings
                                   -----------------------------
                                   Don D. Jennings
                                   Vice President
                                   (Principal Financial and
                                   Accounting Officer)