Form 10-K
period 1999-06-30
FRANKFORT FIRST BANCORP INC
filed 1999-09-27
CIK 930182

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                --------------

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 0-26360

                         FRANKFORT FIRST BANCORP, INC.
              ----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    Yes   X       No
                     -----       _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of September 15, 1999, the aggregate market value of the 1,135,293 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $17.0 million based on the closing sales price of $15.00 per share of the registrant's Common Stock on September 15, 1999 as reported on the National Association of Securities Dealers Automated Quotation National Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 15, 1999:
1,483,411

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999. (Parts I and II)

2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Business
-----------------

General

     The Company. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 1,725,000 (as adjusted) shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company's principal business is the business of First Federal. At June 30, 1999, the Company had total assets of $140.3 million, deposits of $86.3 million and shareholder's equity of $21.3 million.

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

Recent Developments

     Proposed Regulatory and Legislative Changes. On January 6, 1999, legislation was reintroduced in the U.S. House of Representatives which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like us. At this time, management does not know what form final legislation might take, but if enacted into law, the legislation could affect the Corporation's competitive environment as well as its business and operations. See " -- Regulation -- Proposed Legislative and Regulatory Changes."

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

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At June 30, 1999, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                             At June 30,
                                         ---------------------------------------------------------------------------------------
                                                1999                    1998                   1997                  1996
                                         -----------------       -----------------      -----------------      -----------------
                                         Amount        %         Amount        %        Amount        %        Amount       %
                                         ------      -----       ------      -----      ------      -----      ------      -----
                                                                     (Dollars in thousands)
Type of Loan:
-------------
Real estate loans --
 Construction loans.................   $    808       0.61%    $  1,270      1.00%    $  1,060      0.87%   $     672         .6%
 One- to four-family residential....    124,081      93.74      118,899     93.47      113,549     93.14      103,944       93.7
 Multi-family residential...........         78       0.06           80      0.06           58      0.05          123         .1
 Other loans (1)....................      1,756       1.33        1,704      1.34        1,830      1.50        1,450        1.3

Consumer loans --
 Savings account loans..............        935       0.71          545      0.43          672      0.55          547         .5
 Home equity lines of credit........      4,705       3.55        4,713      3.70        4,742      3.89        4,182        3.8
                                       --------   --------     --------    ------     --------    ------    ---------     ------
                                        132,363     100.00%     127,211    100.00%     121,911    100.00%     110,918     100.00%
                                       ========   ========     ========    ======     ========    ======    =========     ======

Less:
 Loans in process...................        246                     572                    824                    392
 Discounts, deferred loan fees and
 other..............................        378                     211                     99                    100
 Loan loss reserve..................        100                     100                    100                     95
                                       --------                --------               --------              ---------
  Total.............................   $131,639                $126,328               $120,888              $ 110,331
                                       ========                ========               ========              =========



                                         --------------------------
                                                         1995
                                                  ----------------
                                                  Amount       %
                                                  ------     -----
Type of Loan:
-------------
Real estate loans --
 Construction loans.................             $   270        .3%
 One- to four-family residential....              94,816      94.0
 Multi-family residential...........                 134        .1
 Other loans (1)....................               1,549       1.6

Consumer loans --
 Savings account loans..............                 618        .6
 Home equity lines of credit........               3,449       3.4
                                                 -------    ------
                                                 100,836    100.00%
                                                 =======    ======

Less:
 Loans in process...................                 123
 Discounts, deferred loan fees and                    28
 other..............................                  83
 Loan loss reserve..................            --------
                                                $100,602
  Total.............................            ========

__________________

(1)  Represents primarily church loans.

     The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                            Due After
                                 Due Within                 1 Through              Due After
                                One Year After            5 Years After           5 Years After
                                June 30, 1999             June 30, 1999           June 30, 1999            Total
                                --------------            -------------           -------------          --------
                                                           (In thousands)

Real estate loans:
 Construction loans...........       $     808               $       --              $       --          $    808
 One- to four-family..........           4,109                   18,503                 101,469           124,081
 Multi-family residential.....               3                       13                      62                78
Other loans...................              58                      261                   1,437             1,756
Consumer loans:
 Savings account loans........             935                       --                      --               935
 Home equity lines of credit..             711                      291                   3,703             4,705
                                     ---------               ----------              ----------          ---------
  Total.......................       $   6,624               $   19,068              $  106,671          $ 132,363
                                     =========               ==========              ==========          =========

     The following table sets forth at June 30, 1999, the dollar amount of all loans due more than one year after June 30, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                          Predetermined           Floating or
                                              Rate              Adjustable Rates
                                          -------------         ----------------
                                                     (In thousands)
Real estate loans:
  One- to four-family residential.......    $    40,649          $   79,323
  Multi-family residential..............             --                  75
  Other loans...........................            480               1,218

Consumer loans:
  Home equity lines of credit...........             --               3,994
  Savings account loans.................             --                  --
                                            -----------          ----------
     Total..............................    $    41,129          $   84,610
                                            ===========          ==========

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


                                             Year Ended June 30,
                                       ---------------------------------
                                         1999         1998        1997
                                       -------      -------      -------
                                                 (In thousands)
Originations
  Real estate loans:
    One- to four-family.........       $35,353      $31,786      $27,878
    Multi-family................            64           82           --
    Other.......................            20          161          575
    Construction loans..........         1,363        1,445        1,604
  Consumer loans:
    Home equity line of credit..         3,181        2,702        2,899
    Savings account loans.......           912          406          524
                                       -------      -------      -------
     Total......................       $40,893      $36,582      $33,480
                                       =======      =======      =======

     Other than two loan participations purchased and having a balance totalling $77,000 at June 30, 1999, the Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases or sales of loans in the foreseeable future, although it may continue to purchase loan participations.

     One- to Four-Family Residential Lending and Second Mortgage Loans. The Bank historically has been and continues to be an originator of loans secured by owner occupied, one- to four-family residential properties located in its market area. At June 30, 1999, approximately $124.1 million, or 93.7%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties which were primarily owner-occupied, single family residences.

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

     At June 30, 1999, the Bank's loan portfolio included $82.0 million in adjustable rate one- to four-family residential mortgage loans, or 66.1% of the Bank's one- to four-family residential mortgage loan portfolio.

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

     The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower's primary residence, they differ from the Bank's traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). All of such loans are underwritten to a maximum of 80% loan-to-value ratio and all are fully amortizing. The Bank has been offering second mortgages up to an overall 90% loan-to-value ratio at a premium rate to qualified borrowers. These loans have a term of seven years and are not covered by private mortgage insurance. At June 30, 1999, the outstanding balance of these loans totaled $50,000.

     Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have a maximum loan-to-value ratio of 75%, and are originated under the same terms as the Bank's one- to four-family real estate mortgage loans. At June 30, 1999, the Bank had 16 church loans aggregating approximately $1.7 million. In the past the Bank offered small commercial loans secured by property located in its market area. The Bank has been inactive in this type of lending in recent years.

     Construction Lending. The Bank offers single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 1999, single-family residential construction loans constituted $808,000, or 0.6%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

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

     At June 30, 1999, the Bank's consumer loan balance totaled $5.6 million, or 4.3% of its total loan portfolio. Of the consumer loan balance at June 30, 1999, 83.4% were home equity loans and 16.6% were loans secured by savings deposits at the Bank.

     The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value, less the balance of the first mortgage. The amount of the principal of the loan above 80% of the estimated value of the property is not insured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 1999, the total outstanding home equity loans amounted to $4.7 million, or 3.6%, of the Bank's total loan portfolio.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 1999, loans on savings accounts totaled $935,000, or 0.7%, of the Bank's total loan portfolio.

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

     Upon receipt of a loan application from a prospective borrower, a credit report and documentation is requested to verify specific information relating to the loan applicant's employment, income credit standing and any deposit to be used for a down payment. It is First Federal's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by First Federal. Appraisals are generally required on all purchase loans, all loans to refinance another lender, all loans to refinance First Federal's loans when the existing appraisal is more than five years old and the loan amount does not exceed regulatory limits, and other loans at the loan committee's discretion. A panel of qualified appraisers are approved by the Board annually, and management selects appraisers for specific jobs. Certain Bank employees perform inspections for construction financing and for transactions that do not require a full appraisal. Except when First Federal becomes aware of a particular risk of environmental contamination, First Federal generally does not obtain a formal environmental report on the real estate at the time a loan is made.

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

     Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution's unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $3.4 million at June 30, 1999. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 1999, First Federal had no assets classified as loss or doubtful and $179,000 of assets classified as substandard. At June 30, 1999, assets designated as special mention totaled $64,000.

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

                                         Year Ended June 30,
                                  ---------------------------------
                                  1999   1998   1997   1996   1995
                                  -----  -----  -----  -----  -----
                                           (In thousands)

Balance at beginning of period..  $ 100  $ 100  $  95  $  83  $  71
Provision for loan losses.......     --     --      5     12     12
                                  -----  -----  -----  -----  -----
Balance at end of period........  $ 100  $ 100  $ 100  $  95  $  83
                                  =====  =====  -----  =====  =====

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                 June 30,
                             ------------------------------------------------------------------------------
                                     1999                         1998                        1997
                             ----------------------      ----------------------    ------------------------
                                        Percent of                  Percent of                  Percent of
                                        Loans in                    Loans in                    Loans in
                                        Category to                 Category to                 Category to
                              Amount    Total Loans       Amount    Total Loans     Amount      Total Loans
                             --------   -----------      --------   -----------    --------     -----------
                                                         (Dollars in thousands)
Real estate - mortgage:
  Residential...............    $  94       93.8%            $  94      93.5%           $  93          93.2%
  Commercial................        2        1.3                 1       1.2                2           1.5
Real estate - construction..       --        0.6                 1       1.2                1           0.9
Consumer....................        4        4.3                 4       4.1                4           4.4
                                -----     ------             -----    ------            -----         -----
Total allowance for loan
 losses....................     $ 100     100.00%            $ 100    100.00%           $ 100         100.0%
                                =====     ======             =====    ======            =====         =====
                               ---------------------------------------------------
                                       1996                         1995
                               ----------------------      ----------------------
                                          Percent of                  Percent of
                                          Loans in                    Loans in
                                          Category to                 Category to
                                Amount    Total Loans       Amount    Total Loans
                               --------   -----------      --------   -----------
Real estate - mortgage:
  Residential...............        $89          93.8%          $78          94.1%
  Commercial................          1           1.3             2           1.6
Real estate - construction..          1           0.6            --           0.3
Consumer....................          4           4.3             3           4.0
                                    ---         -----           ---         -----
Total allowance for loan
 losses....................         $95         100.0%          $83         100.0%
                                    ===         =====           ===         =====

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below.

                                                        At June 30,
                                          --------------------------------------
                                           1999    1998    1997    1996    1995
                                          ------  ------  ------  ------  ------
                                                     (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more..............  $ 188   $ 363   $ 116   $ 118   $  34

Percentage of total loans...............   0.14%   0.29%    .10%    .11%    .03%
Percentage of total assets..............   0.13%   0.27%    .09%    .09%    .02%

     At June 30, 1999, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

Investment Activities

     First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. First Federal may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require First Federal to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see " -- Regulation of the Bank -- Liquidity Requirements."

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

     The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.

                                                                            June 30,
                                                              ------------------------------------
                                                                1999         1998           1997
                                                              --------     --------       --------
                                                                        (In thousands)
Investment securities:
  U.S. Government agency issues........................       $  2,004     $  2,996       $  4,750
  State and municipal obligations......................             --           --            100
Interest-earning deposits and certificates of deposit..          1,800        1,320          2,790
FHLB stock.............................................          1,621        1,494          1,156
                                                              --------     --------       --------
     Total investments.................................       $  5,425     $  5,810       $  8,796
                                                              ========     ========       ========

    The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for First Federal's investments, excluding FHLB stock, at June 30, 1999.

                                                                          At June 30, 1999
                                        -----------------------------------------------------------------------------------
                                            One Year or Less             One to Five Years             Five to Ten Years
                                        -----------------------       -----------------------       -----------------------
                                        Carrying       Average        Carrying       Average         Carrying      Average
                                         Value          Yield          Value          Yield           Value         Yield
                                        --------       --------       --------       --------       ----------     --------
                                                                               (Dollars in thousands)
Investment securities:
 Federal agency issued bonds..........  $  2,004          5.22%       $     --             --%      $       --           --%
Interest-earning deposits
 and certificates of deposit..........     1,600          4.53             200           4.84               --           --
                                        --------                      --------                      ----------
    Total.............................  $  3,604                      $    200                      $       --
                                          ======                      ========                      ==========

                                        --------------------------------------------------------------------
                                          More than Ten Years               Total Investment Portfolio
                                        -----------------------       --------------------------------------
                                        Carrying       Average        Carrying       Market         Average
                                         Value          Yield          Value         Value           Yield
                                        --------       --------       --------       ------         --------
                                                            (Dollars in thousands)
Investment securities:
 Federal agency issued bonds..........  $     --             --%      $  2,004       $1,999             5.22%
Interest-earning deposits
 and certificates of deposit..........        --             --          1,800        1,800             4.57
                                        --------                      --------       ------
    Total.............................  $     --                      $  3,804       $3,799
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

     Savings deposits in First Federal at June 30, 1999 were represented by the various types of savings programs described below.

Interest        Minimum                                                 Minimum     Balance in   Percentage of
Rate (1)          Term               Category                           Amount      Thousands    Total Savings
--------       ----------            --------                         ----------  -------------  -------------
   3.00%       None                  Passbook                           $  100        $10,223          11.85%
    3.00       None                  Christmas Savings                     N/A            162           0.19
    3.00       None                  NOW                                   300          1,661           1.93
    3.00       None                  Home Equity & Construction            N/A              3           0.00
    3.10       None                  Golden 50                             300          1,818           2.11
    3.10       None                  Super NOW                           1,000          2,728           3.16
    3.23       None                  MMDA                                1,000          4,447           5.16
      --       None                  Noninterest-bearing                   300            347           0.40
                                                                                      -------         ------
                                                                                       21,389          24.80
                                     Certificates of Deposit
                                     -----------------------
   4.05%       91-Days               Fixed Term, Fixed Rate                500          1,334           1.55
    4.34       182-Days              Fixed-Term, Fixed Rate                500          5,468           6.34
    4.54       9-month               Fixed-Term, Fixed Rate              5,000          1,604           1.86
    4.82       12-month              Fixed-Term, Fixed Rate                500         14,004          16.24
    5.63       15-month              Fixed-Term, Fixed Rate                500          4,380           5.08
    5.30       18-month              Fixed-Term, Fixed Rate                500          8,111           9.40
    4.96       24-month              Fixed-Term, Fixed Rate                500          4,505           5.22
    5.70       30-month              Fixed-Term, Fixed Rate                500          6,989           8.10
    5.34       36-month              Fixed-Term, Fixed Rate                500          4,055           4.70
    5.99       60-month              Fixed-Term, Fixed Rate                500          3,241           3.76
    5.64       72-month              Fixed-Term, Fixed Rate                500            296           0.34
    4.82       12-month              Variable IRA                          100          4,745           5.50
    4.65       12-month              Fixed-Term, Variable Rate             500            643           0.75
    5.02       24-month              Fixed Term, Variable Rate (2)         500          5,454           6.32
    3.00       Varies                Other                                 N/A             36           0.04
                                                                                      -------         ------
                                                                                       64,865          75.20
                                                                                      -------         ------
                                                                                      $86,254         100.00%
                                                                                      =======         ======

_______________
(1)  Represents weighted average interest rate.
(2) Account holder has a one-time option to increase the interest rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                       Balance at                       Balance at                       Balance at
                                        June 30,    % of      Increase   June 30,    % of      Increase   June 30,    % of
                                          1999    Deposits   (Decrease)    1998    Deposits   (Decrease)    1997    Deposits
                                        --------  --------   ---------  --------   --------   ----------  --------  --------
                                                                       (Dollars in thousands)
Passbook..............................   $10,223     11.85%    $    79    $10,144     12.39%    $  (247)   $10,391     12.08%
Christmas savings.....................       162      0.19         (22)       184      0.22         (12)       196      0.23
NOW...................................     1,661      1.93          30      1,631      1.99           5      1,626      1.89
Home equity...........................         3      0.00           3         --        --          --         --        --
Golden 50.............................     1,818      2.11         212      1,606      1.96         127      1,479      1.72
Super Now.............................     2,728      3.16       2,249        479      0.58        (196)       675      0.79
MMDA..................................     4,447      5.16         (85)     4,532      5.53      (1,649)     6,181      7.19
Noninterest-bearing...................       347      0.40          34        313      0.40         133        180      0.21
                                         -------    ------     -------    -------    ------     -------    -------    ------
                                          21,389     24.80       2,500     18,889     23.07      (1,839)    20,728     24.11
Certificates of Deposit
-----------------------
Fixed-Term, Fixed-Rate:
  91-days.............................     1,334      1.55         (80)     1,414      1.73        (535)     1,949      2.27
  182-days............................     5,468      6.34        (169)     5,637      6.88      (1,403)     7,040      8.19
  7-month.............................         0      0.00      (3,231)     3,231      3.95       3,231         --        --
  9-month.............................     1,604      1.86       1,266        338      0.41      (1,373)     1,711      1.99
  12-month............................    14,004     16.24       5,296      8,708     10.63        (119)     8,827     10.26
  15-month............................     4,380      5.08      (6,442)    10,822     13.22        (379)    11,201     13.03
  18-month............................     8,111      9.40       8,011        100      0.12          --        100      0.12
  24-month............................     4,505      5.22        (692)     5,197      6.35      (2,901)     8,098      9.42
  30-month............................     6,989      8.10       1,382      5,607      6.85       2,439      3,168      3.69
  36-month............................     4,055      4.70      (1,186)     5,241      6.40        (253)     5,494      6.39
  60-month............................     3,241      3.76        (738)     3,979      4.86        (240)     4,219      4.91
  72-month............................       296      0.34         (17)       313      0.38         (38)       351      0.41
Variable IRA (12-month)...............     4,745      5.50         114      4,631      5.66        (662)     5,293      6.16
Fixed-Term, Variable-Rate (12 month)..       643      0.75        (314)       957      1.17        (200)     1,157      1.35
Fixed-Term, Variable-Rate (24 month)..     5,454      6.32      (1,306)     6,760      8.25         265      6,495      7.55
Other.................................        36      0.04         (31)        67      0.07         (59)       126      0.15
                                         -------    ------     -------    -------    ------     -------    -------    ------
                                          64,865     75.20       1,863     63,002     76.93      (2,227)    65,229     75.89
                                         -------    ------     -------    -------    ------     -------    -------    ------
    Total.............................   $86,254    100.00%    $ 4,363    $81,891    100.00%    $(4,066)   $85,957    100.00%
                                         =======    ======     =======    =======    ======     =======    =======    ======

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                                                     Year Ended June 30,
                                                 --------------------------------------------------------------------
                                                         1999                     1998                    1997
                                                 ----------------------  ---------------------   --------------------
                                                 Interest-               Interest-               Interest-
                                                  Bearing                Bearing                 Bearing
                                                   Demand       Time      Demand       Time      Demand       Time
                                                  Deposits     Deposits   Deposits    Deposits   Deposits    Deposits
                                                  --------     --------   --------   ---------   ---------   --------
                                                                             (Dollars in thousands)
Average balance.............................        $  8,945    $ 63,692     $ 9,204     $ 63,761  $ 9,770   $ 65,296
Average rate................................            3.17%       5.21%       3.10%        5.33%    3.33%      5.44%

     The following table sets forth the time deposits in First Federal classified by rates at the dates indicated.

                                           At June 30,
                                 ----------------------------
                                  1999       1998      1997
                                 -------    -------   -------
                                         (In thousands)
     2 - 3.99%.................. $   178    $    90    $   152
     4 - 5.99%..................  62,114     58,966     54,461
     6 - 7.99%..................   2,573      3,944     10,530
     8 - 9.99%..................      --          2         86
                                 -------    -------    -------
                                 $64,865    $63,002    $65,229
                                 =======    =======    =======

     The following table sets forth the amount and maturities of time deposits in First Federal at June 30, 1999.

                                         Amount Due
                     -------------------------------------------------
                     Less Than                         After
Rate                 One Year   1-2 Years  2-3 Years  3 Years    Total
----                 --------   ---------  ---------  -------    -----
                                          (In thousands)
 2 - 3.99%.........   $    157   $     --     $   21  $    --    $    178
 4 - 5.99%.........     47,964     10,137      3,275      738      62,114
 6 - 7.99%.........        360        242        976      995       2,573
                      --------   --------    -------  -------    --------
                      $ 48,481   $ 10,379    $ 4,272  $ 1,733    $ 64,865
                      ========   ========    =======  =======    ========

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 1999.

                                                     Certificates
   Maturity Period                                    of Deposit
   ---------------                                    ------------
                                                    (In thousands)
   Three months or less...........................     $ 2,204
   More than three through six months.............       1,159
   More than six through 12 months................       3,023
   Over 12 months.................................       2,600
                                                       -------
         Total....................................     $ 8,986
                                                       =======

     The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                         Year Ended June 30,
                                                    ---------------------------
                                                      1999     1998      1997
                                                    --------  -------  --------
                                                            (In thousands)
Beginning balance.................................  $ 81,891 $ 85,957  $ 87,777

Deposits..........................................    56,813   57,438    64,175
Withdrawals.......................................    56,378   65,540    69,224
                                                    -------- --------  --------
Net increase (decrease) before interest credited..       435   (8,102)   (5,049)
Interest credited.................................     3,928    4,036     3,229
                                                    -------- --------  --------
Net increase (decrease) in deposits...............     4,363   (4,066)  (1,820)
                                                    -------- --------  --------
Ending balance....................................  $ 86,254 $ 81,891  $ 85,957
                                                    ======== ========  ========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 1999, First Federal had $30.9 million in advances outstanding from the FHLB of Cincinnati.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                                At or for the
                                                              Year Ended June 30,
                                                          --------------------------
                                                            1999            1998
                                                          -------          ---------
                                                          (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances........................................   $ 30,878         $ 28,260
  Other loans..........................................        284               --
                                                          --------         --------
     Total.............................................     31,162           28,260

Weighted average rate paid on:
  FHLB advances........................................       5.50%            6.07%
  Other loans..........................................       7.50%              --%

                                                                 For the Year
                                                                Ended June 30,
                                                          ------------------------
                                                           1999             1998
                                                          -------          -------
                                                          (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances........................................   $ 31,640         $ 29,068
  Other loans..........................................        284            2,000

                                                                 For the Year
                                                                Ended June 30,
                                                         -------------------------
                                                           1999             1998
                                                         -------          --------
                                                          (Dollars in thousands)
Approximate average short-term borrowings outstanding
  with respect to:
  FHLB advances........................................   $  3,211         $  5,750
  Other loans..........................................         33            1,923

Approximate weighted average rate paid on: (1)
  FHLB advances........................................      5.73%             6.32%
  Other loans..........................................      7.50%             8.50%

----------------

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

Employees

     As of June 30, 1999, First Federal had 25 full-time employees, none of whom was represented by a collective bargaining agreement.

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

     Activities Restrictions. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank-- Qualified Thrift Lender Test."

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

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the House bill ("H.R. 10") are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, H.R. 10 repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds and also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product. H.R. 10 also calls for a new regulatory framework for financial institutions and their holding companies. The legislation preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. In May 1999, the Senate passed a version of financial services modernization which differs from H.R. 10. In July 1999, the House passed H.R. 10, which will now go to the Senate to be reconciled with its version. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Corporation's and the Bank's business and operations and competitive environment.

     Regulatory Capital Requirements. Under OTS regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (or 3.0% if the association is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1999, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements all equity investments and that portion of true associations land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. At June 30, 1999, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1999.

                                                       Percent of
                                        Amount         Assets  (1)
                                        ------         -----------
                                           (Dollars in thousands)
     Tangible capital................   $ 22,513         16.1%
     Tangible capital requirement....      2,102          1.5
                                        --------         ----
       Excess........................   $ 20,411         14.6%
                                        ========         ====

     Core capital....................   $ 22,513         16.1%
     Core capital requirement........      4,204          3.0
                                        --------         ----
       Excess........................   $ 18,309         13.1%
                                        ========         ====

     Risk-based capital..............   $ 22,613         31.3%
     Risk-based capital requirement..      5,773          8.0
                                        --------         ----
       Excess........................   $ 16,840         23.3%
                                        ========         ====

--------------
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.


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

     Liquidity Requirements. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily ratio of the Bank for June 1999 was 5.43%.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1999, approximately 99.2% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments, as currently defined.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     The federal banking agencies have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that
(i) defines scenarios where mission-critical systems might fail, (ii) evaluates contingency options to keep business operations going, and (iii) provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness. For additional information, see "Year 2000 Readiness Disclosure" in the Annual Report.

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

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank is a Subgroup A institution, and therefore currently pays assessments to the FDIC at the rate of $0.5920 per $100 of insured deposits.

     Federal Home Loan Bank System. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1999, of $1.6 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1999, the Bank had $30.9 million in advances and other borrowings from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $46.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

Taxation

     First Federal files its tax return based on a fiscal year ending June 30. The Company and the Bank will file separate tax returns for fiscal 1999.

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

Executive Officers Who Are Not Directors

     The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.

                      Age at
                     June 30,
Name                   1999              Title
------------------  ---------  ----------------------------
Don Jennings (1)        34     Vice President and Treasurer
Joyce Jennings          62     Vice President

-------------------------
(1) Don Jennings is the son of Joyce Jennings, Vice President of the Company and William C. Jennings, President of the Company.


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

Item 2.  Properties
-------------------

     The following table sets forth information regarding First Federal's offices at June 30, 1999.

                                                 Book Value                  Deposits at
                               Year   Owned or  at June 30,   Approximate     June 30,
                              Opened   Leased      1999      Square Footage    1999
                              ------  --------  -----------  --------------  -----------
                                              (Dollars in thousands)
Main Office:
216 West Main Street            1989  Owned          $1,120          14,400   $45,574
Frankfort, Kentucky  40601

Branch Offices:
East Branch                     1971  Owned              98           1,800    23,485
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                     1975  Owned             103           2,480    17,195
1220 US 127 South
Frankfort, Kentucky  40601

     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 1999 was $25,000. First Federal owns a small parcel of land to the rear of the East Branch which is rented to a local business for parking.

     The book value of First Federal's investment in premises and equipment totaled $1.5 million at June 30, 1999.

Item 3.  Legal Proceedings.
-------------------------

         From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.


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

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of June 30, 1999 and 1998

          Consolidated Statements of Operations for the years ended June 30, 1999, 1998, and 1997

          Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

       No.                                  Description
       ---                                  -----------
      3.1         Certificate of Incorporation of Frankfort First Bancorp, Inc.       *
      3.2         Bylaws of Frankfort First Bancorp, Inc.                             *
      4           Form of Stock Certificate of Frankfort First Bancorp, Inc.          *
      10.1        Stock Option and Incentive Plan                                     * +
      10.3(a)     Employment Agreements with First Federal Savings Bank of Frankfort  * +
      10.3(b)     Employment Agreements with Frankfort First Bancorp, Inc.            * +
      10.3(c)     1999 Employment Agreements and Guaranty Agreements with First
                  Federal Savings Bank of Frankfort
      10.4        Deferred Compensation Plan                                          * +
      10.5        Trust Agreement Relating to Employment Agreements and Deferred      ** +
                  Compensation Plan                                                   ** +
      13          Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Grant Thornton L.L.P.
      27          Financial Data Schedule

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

                                      FRANKFORT FIRST BANCORP, INC.


September 14, 1999                    By: /s/ William C. Jennings
                                          -------------------------------------
                                          William C. Jennings
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William C. Jennings                         September 14, 1999
------------------------------------------
William C. Jennings
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)


/s/ Danny A. Garland                            September 14, 1999
------------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton, III                      September 14, 1999
------------------------------------------
Charles A. Cotton, III
Director


/s/ David Eddins                                September 14, 1999
------------------------------------------
David Eddins
Director


/s/ William M. Johnson                          September 14, 1999
------------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                               September 14, 1999
------------------------------------------
Frank McGrath
Director


/s/ Herman D. Regan, Jr.                        September 20, 1999
------------------------------------------
Herman D. Regan, Jr.
Director

/s/ C. Michael Davenport                        September 22, 1999
------------------------------------------
C. Michael Davenport
Director