Form 10-Q
period 1999-09-30
FRANKFORT FIRST BANCORP INC
filed 1999-11-12
CIK 930182

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of November 5, 1999:
1,454,911

Page 1 of  13 pages

                            CONTENTS



PART I. FINANCIAL INFORMATION                               PAGE
        --------------------------------------------------------
Item 1   Consolidated Statements of Financial Condition at
         September 30, 1999 and June 30, 1999                 3

         Consolidated Statements of Earnings for the three
         months ended September 30, 1999 and 1998             4

         Consolidated Statements of Cash Flows for the three
         months ended September 30, 1999 and 1998             5

         Notes to Consolidated Financial Statements           6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                           8

PART II. OTHER INFORMATION
         -----------------
Item 1   Legal Proceedings                                   12

Item 2   Changes in Securities                               12

Item 3   Defaults upon Senior Securities                     12

Item 4   Submission of Matters to a
         Vote of Security Holders                            12

Item 5. Other Information                                    12

Item 6. Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                   13
----------

                  FRANKFORT FIRST BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In thousands, except per share data)


                                                  September 30,   June 30,
                                                      1999          1999

   ASSETS
Cash and due from banks                           $    168       $    991
Interest-bearing deposits in other financial
  institutions                                          --          1,600
                                                  --------       --------
    Cash and cash equivalents                          168          2,591

Certificates of deposit in other financial
  institutions                                         200            200
Investment securities held to maturity - at
  amortized cost, approximate fair market
  value of $2,000 and $1,999 as of September
  30, 1999 and June 30, 1999                         2,002          2,004
Loans receivable - net                             134,740        131,639
Office premises and equipment - at depreciated
  cost                                               1,507          1,477
Federal Home Loan Bank stock - at cost               1,736          1,621
Accrued interest receivable on loans                   373            367
Accrued interest receivable on investments
  and interest-bearing deposits                         65             39
Prepaid expenses and other assets                       72            127
Prepaid federal income taxes                           110            170
Deferred federal income taxes                           82             87
                                                  --------       --------
     Total assets                                 $141,055       $140,322
                                                  ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                          $ 83,455       $ 86,254
Advances from the Federal Home Loan Bank            34,415         30,878
Other borrowed money                                    --            284
Advances by borrowers for taxes and insurance          435            308
Accrued interest payable                                74             79
Other liabilities                                    1,591          1,253
                                                  --------       --------
     Total liabilities                             119,970        119,056

Shareholders' equity
  Preferred stock, 500,000 shares authorized,
    $.01 par value; no shares issued                    --             --
  Common stock, 3,750,000 shares authorized,
    $.01 par value; 1,672,451 shares
    issued                                              17             17
  Additional paid-in capital                         5,876          5,876
  Retained earnings - restricted                    18,211         18,166
  Less 189,040 and 173,940 shares of treasury
    stock - at cost                                 (3,019)        (2,793)
                                                  --------       --------
    Total shareholders' equity                      21,085         21,266
                                                  --------       --------
    Total liabilities and shareholders' equity    $141,055       $140,322
                                                  ========       ========
Book value per share                              $  14.21       $  14.19
                                                  ========       ========

                  FRANKFORT FIRST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS
             For the three months ended September 30,
              (In thousands, except per share data)

                                                1999        1998
                                             ----------  ---------
Interest income
  Loans                                      $2,369     $2,352
  Investment securities                          27         40
  Interest-bearing deposits and other            40         57
                                             ------     ------
     Total interest income                    2,436      2,449

Interest expense
  Deposits                                      961        989
  Borrowings                                    462        432
                                             ------     ------
     Total interest expense                   1,423      1,421
                                             ------     ------
     Net interest income                      1,013      1,028

Provision for losses on loans                    --         --
                                             ------     ------
     Net interest income after provision
       for losses on loans                    1,013      1,028

Other operating income                            9         10

General, administrative and other expense
  Employee compensation and benefits            229        215
  Occupancy and equipment                        38         37
  Federal deposit insurance premiums             12         13
  Franchise and other taxes                      21         32
  Data processing                                34         40
  Other operating                                81         70
                                             ------     ------
     Total general, administrative
       and other expense                        415        407
                                             ------     ------
     Earnings before income taxes               607        631

Federal income taxes
  Current                                       201        231
  Deferred                                        5        (18)
                                             ------     ------
     Total federal income taxes                 206        213
                                             ------     ------
     NET EARNINGS                            $  401     $  418
                                             ======     ======

     Basic Earnings Per Share                $ 0.27     $ 0.26
                                             ======     ======
     Diluted Earnings Per Share              $ 0.26     $ 0.25
                                             ======     ======

                  FRANKFORT FIRST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended September 30,
                       (In thousands)


                                                            1999           1998

Cash flows from operating activities:
  Net earnings for the period                            $    401       $    418
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Amortization of discounts and premiums on
      loans, investments, and mortgage backed
      securities, net                                           2             (4)
    Amortization of deferred loan origination fees             (6)           (14)
    Depreciation and amortization                              19             18
    Provision for losses on loans                              --             --
    Increase (decrease) in cash due to changes in:
       Accrued interest receivable                            (32)            (8)
       Prepaid expenses and other assets                       55             29
       Accrued interest payable                                (5)            --
       Other liabilities                                      338            (20)
       Federal income taxes
          Current                                              60            201
          Deferred                                              5            (18)
                                                          -------       --------
            Net cash provided by operating activities         837            602
Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities              --          2,000
  Purchase of Federal Home Loan Bank stock                   (115)            --
  Loan principal repayments                                 6,660          9,647
  Loan disbursements                                       (9,755)       (11,126)
  Purchase of office premises and equipment                   (49)            --
                                                          -------       --------
            Net cash provided by (used in) investing
              activities                                   (3,259)           521
Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts              (2,799)         1,711
  Proceeds from Federal Home Loan Bank advances             7,550          8,000
  Repayment of Federal Home Loan Bank advances             (4,013)        (9,230)
  Proceeds from other borrowed money                          483             --
  Repayment of other borrowed money                          (767)            --
  Advances by borrowers for taxes and insurance               127             92
  Capital distributions paid on common stock                 (356)          (318)
  Acquisition of treasury stock                              (226)          (508)
                                                          -------       --------
         Net cash used in financing activities                 (1)          (253)
                                                          -------       --------

Net increase (decrease) in cash and cash equivalents       (2,423)           870
Cash and cash equivalents at beginning of period            2,591          1,321
                                                          -------       --------
Cash and cash equivalents at end of period                $   168       $  2,191
                                                          =======       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Federal income taxes                                    $   140       $     30
                                                          =======       ========
  Interest on deposits and borrowings                     $ 1,428       $  1,438
                                                          =======       ========

                          page 5

                  FRANKFORT FIRST BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

                   SEPTEMBER 30, 1999 AND 1998

(1)  BASIS OF PRESENTATIONS

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(2)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding less shares in the ESOP that were unallocated and not committed to be released. Weighted average common shares deemed outstanding for purposes of computing basic earnings per share totaled 1,492,837 and 1,613,059 three month periods ended September 30, 1999 and 1998, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,511,954 and 1,654,646 for the three month periods ended September 30, 1999 and 1998, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 19,117 and 41,587 for the three month peiods ended September 30, 1999 and 1998, respectively.

(4)  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivative Instruments and Hedging Activities. In June, 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

     SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

OTHER MATTERS -- YEAR 2000 READINESS DISCLOSURE

     As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank has addressed the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank has completed the process of working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

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

     The Company expects that there will be some expense incurred as a result of preparing for the year 2000. The Bank has replaced some older computer hardware which was at or near the end of its useful life. The new equipment is year 2000 compliant and is currently running BISYS's year 2000 compliant software. Management has assessed the impact of such cost on the Company's net earnings. Generally, management expects that the Bank will spend approximately $80,000 on hardware, software, the testing program, and other year 2000 related expenses. Of this amount, approximately $30,000 and $10,000 were incurred during the fiscal years ended June 30, 1999 and 1998, respectively. Management expects to incur a cost of approximately $30,000 in the fiscal year ending June 30, 2000, with the remainder to be incurred in subsequent fiscal years as hardware is depreciated--at a cost of $8,000 to $10,000 per year. These totals do not include time devoted by staff for planning, testing, and implementing year 2000 related activities. At the present time, management believes that these costs are an accurate reflection of the Bank's needs in order to establish year 2000 readiness; however, if the Bank is ultimately required to purchase replacement computer systems, programs, and equipment or incur substantial unforeseen expense to make the Bank's current systems, programs, and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

     In addition to BISYS, the Bank is dependent on numerous other providers of services ranging from specific bank-related services (such as check processing and ATM operations) to general environmental and administrative support services (such as electrical power and telephone service.) The Bank has attempted to identify such services on which it is most dependent and to contact each provider to determine their level of year 2000 readiness. In most cases, the Bank is unable to independently verify that such services are or will be year 2000 compliant. The Bank may or may not have the option of switching to other service providers. The Bank's management has established contingency plans as to how it may best respond to the inability to utilize these services. In most cases, management does not foresee a substantial impact on its financial condition and future earnings. However, it is possible that situations could occur that are beyond the Bank's control that would have significant impact on its financial condition and earnings--such as widespread electrical power failure.

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


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE
30, 1999

     ASSETS: The Company's total assets increased from $140.3 million at June 30, 1999 to $141.1 million at September 30, 1999, an increase of $733,000 or 0.5%. The increase in total assets is primarily attributable to an increase in the Company's net loans receivable which increased from $131.6 million at June 30, 1999 to $134.7 million at September 30, 1999, an increase of $3.1 million or 2.4%.

     LIABILITIES: The Company's total liabilities increased from $119.1 million at June 30, 1999 to $120.0 million at September 30, 1999, an increase of $914,000 or 0.8%. The increase in total liabilities is primarily attributable to an increase in Advances from the Federal Home Loan Bank ("Advances"). Advances increased from $30.9 million at June 30, 1999 to $34.4 million at September 30, 1999, an increase of $3.5 million or 11.5%. Partially offsetting the increase in Advances was a decrease in deposits, which decreased from $86.3 million at June 30, 1999 to $83.5 million at September 30, 1999, a decrease of $2.8 million or 3.2%. The balance of deposits at June 30, 1999 had been inflated somewhat by a $2.2 million deposit of very short duration.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $21.3 million at June 30, 1999 to $21.1 million at September 30, 1999, a decrease of $181,000 or 0.9%. This decrease is a result of the Company's net earnings of $401,000 less the Company's dividends accrued or paid during the period of $356,000 less the acquisition of the Company's own stock at a cost of $226,000 (see "Dividends" and "Stock Repurchase"). The Company's book value per share was $14.21 at September 30, 1999 compared to $14.19 at June 30, 1999. The Company's earnings per share has increased, despite the decrease in net earnings, due to the Company's stock repurchase program.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     NET EARNINGS:  The Company's net earnings decreased
$17,000 or 4.1% to $401,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease is primarily attributable to a decrease in net interest income of $15,000. The Company's basic earnings per share rose from $0.26 per share for the three months ended September 30, 1998 to $0.27 per share for the three months ended September 30, 1999. The Company's diluted earnings per share rose from $0.25 per share for the three months ended September 30, 1998 to $0.26 per share for the three months ended September 30, 1999.

     NET INTEREST INCOME: Net interest income remained relatively unchanged at $1.0 million for the three month periods ended September 30, 1999 and 1998, decreasing $15,000, or 1.5% for the three month period ended September 30, 1999. The decrease was primarily due to a decrease in total interest income.

     INTEREST INCOME: Interest income remained relatively constant at $2.4 million for the three month period ended September 30, 1999, decreasing $13,000 or 0.5% compared to the three month period ended September 30, 1998. This decrease was primarily due to a reduction in interest income on investment securities and interest-bearing deposits. Offsetting this decrease was an increase in interest income from loans. Interest income from investment securities decreased from $40,000 for the three month period ended September 30, 1998 to $27,000 for the three month period ended September 30, 1999, a decrease of $13,000 or 32.5%. Interest income from interest-bearing deposits and other decreased from $57,000 for the three month period ended September 30, 1998 to $40,000 for the three month period ended September 30, 1999, a decrease of $17,000 or 29.8%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances. Interest income from loans increased by $17,000 or 0.7% while remaining essentially the same at $2.4 million for the three month periods ended September 30, 1999 and 1998. The increase in interest income from loans is attributable to the increase in volume of the Company's loan portfolio rather than the average rate earned on the portfolio. The Company's weighted average interest rate earned on its loan portfolio has decreased as a result of refinancing of mortgages and the downward adjustment of adjustable rate mortgages that have occurred over the intervening period.

     INTEREST EXPENSE: Interest expense remained relatively constant at $1.4 million for the three month period ended September 30, 1999, increasing only $2,000 or 0.1% compared to the three month period ended September 30, 1998. This increase was primarily due to an increase in interest expense on advances which increased $30,000 or 6.9% from $432,000 for the three month period ended September 30, 1998 to $462,000 for the three month period ended September 30, 1999. The increase is chiefly a result of an increase in the average amount of advances outstanding. Partially offsetting this increase was a decrease in interest expense on deposits from $989,000 for the three month period ended September 30, 1998 to $961,000 for the three month period ended September 30, 1999, a difference of $28,000 or 2.8%.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the three month periods ended September 30, 1999 or 1998.
Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, a level which had been reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased from $10,000 for the three month period ended September 30, 1998 to $9,000 for the three month period ended September 30, 1999. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased from $407,000 for the three month period ended September 30, 1998 to $415,000 for the three month period ended September 30, 1999, an increase of $8,000, or 2.0%. The increase was due to a $14,000, or 6.5%, increase in employee compensation and benefits and an $11,000 or 15.7% increase in other operating expense. Offsetting these increases were decreases in franchise and other taxes of $11,000, or 34.4%, and data processing expense of $6,000 or 15.0%.

     INCOME TAX: The Company's provision for federal income taxes decreased from $213,000 for the three month period ended September 30, 1998 to $206,000 for the three month period ended September 30, 1999. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 33.9% for the three month period ended September 30, 1999 and 33.8% for the three month period ended September 30, 1998.

     NON-PERFORMING ASSETS:  At September 30, 1999, the Bank
had approximately $295,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.2% of the Bank's net loans. The Bank had $134,000 in loans internally classified as Substandard and no loans classified as Doubtful,
or Loss.   The Bank has not charged off any loans during the
period.

     DIVIDENDS: On September 15, 1999 the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.24 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 9.1% from the previous quarterly dividend of $0.22 per share. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on July 15, 1999. At September 30, 1999 the Company had recorded dividends payable of $356,000 for the payment of a dividend on October 15, 1999.

     STOCK REPURCHASE: On March 24, 1999 the Company announced a plan to purchase up to 77,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. This specific program was concluded on October 6, 1999 when the Company announced that it had acquired 76,337 shares at an average price of $14.96 per share. At the same time it was announced that the Company's Board of Directors had authorized a new program for the purchase of up to 5% of the remaining outstanding shares of common stock. The program is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. Management believes that the repurchase should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and the repurchase program may improve liquidity in the market for the common stock and result in increased per share earnings and book value. At November 5, 1999, 11,000 shares had been repurchased at an average price of $15.10 per share.

PART II.

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits: Financial Data Schedule as of September
                    30, 1999.

          Reports on Form 8-K:

                    On October 6, 1999, the Company filed a
               Current Statement on Form 8-K with the
               Securities and Exchange Commission to disclose the Company's program to repurchase up to 73,295 shares of the Company's common stock.

                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Frankfort First Bancorp, Inc.


Date: November 10, 1999           /s/  William C. Jennings
                                  ------------------------------
                                  William C. Jennings
                                  Chairman, President, and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



                                   /s/  Don D.  Jennings
                                   -----------------------------
                                   Don D. Jennings
                                   Vice President
                                   (Principal Financial and
                                   Accounting Officer)