Form 10-Q
period 1999-12-31
FRANKFORT FIRST BANCORP INC
filed 2000-02-14
CIK 930182

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999

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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of February 9, 2000:
1,320,108

Page 1 of  13 pages

                            CONTENTS



PART I. FINANCIAL INFORMATION                               PAGE
        --------------------------------------------------------
Item 1   Consolidated Statements of Financial Condition at
         December 31, 1999 and June 30, 1999                  3

         Consolidated Statements of Earnings for the three
         months and six months ended December 31, 1999 and
         1998                                                 4

         Consolidated Statements of Cash Flows for the six
         months ended December 31, 1999 and 1998              5

         Notes to Consolidated Financial Statements           6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                           8

PART II. OTHER INFORMATION
         -----------------
Item 1   Legal Proceedings                                   12

Item 2   Changes in Securities                               12

Item 3   Defaults upon Senior Securities                     12

Item 4   Submission of Matters to a
         Vote of Security Holders                            12

Item 5. Other Information                                    12

Item 6. Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                   13
----------

                  FRANKFORT FIRST BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In thousands, except per share data)


                                                  December 31,    June 30,
                                                      1999          1999
   ASSETS
Cash and due from banks                           $    836       $    991
Interest-bearing deposits in other financial
  institutions                                          93          1,600
                                                  --------       --------
    Cash and cash equivalents                          929          2,591

Certificates of deposit in other financial
  institutions                                         200            200
Investment securities held to maturity - at
  amortized cost, approximate fair market
  value of $1,981 and $1,999 as of December
  31, 1999 and June 30, 1999                         1,985          2,004
Loans receivable - net                             135,346        131,639
Office premises and equipment - at depreciated
  cost                                               1,491          1,477
Federal Home Loan Bank stock - at cost               1,911          1,621
Accrued interest receivable on loans                   361            367
Accrued interest receivable on investments
  and interest-bearing deposits                         46             39
Prepaid expenses and other assets                       50            127
Prepaid federal income taxes                           227            170
Deferred federal income taxes                           51             87
                                                  --------       --------
     Total assets                                 $142,597       $140,322
                                                  ========       ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                          $ 83,675       $ 86,254
Advances from the Federal Home Loan Bank            36,980         30,878
Other borrowed money                                    --            284
Advances by borrowers for taxes and insurance           20            308
Accrued interest payable                                69             79
Other liabilities                                    1,302          1,253
                                                  --------       --------
     Total liabilities                             122,046        119,056

Shareholders' equity
  Preferred stock, 500,000 shares authorized,
    $.01 par value; no shares issued                    --             --
  Common stock, 3,750,000 shares authorized,
    $.01 par value; 1,672,443 shares
    issued                                              17             17
  Additional paid-in capital                         5,876          5,876
  Retained earnings - restricted                    18,259         18,166
  Less 227,540 and 173,940 shares of treasury
    stock - at cost                                 (3,601)        (2,793)
                                                  --------       --------
    Total shareholders' equity                      20,551         21,266
                                                  --------       --------
    Total liabilities and shareholders' equity    $142,597       $140,322
                                                  ========       ========
Book value per share                              $  14.22       $  14.19
                                                  ========       ========

                  FRANKFORT FIRST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except per share data)

                                        Six Months Ended       Three Months Ended
                                          December 31,             December 31,
                                      ---------------------    --------------------
                                         1999        1998        1999        1998
                                      ----------  ---------    --------    --------
Interest income
  Loans                                 $4,795      $4,696       $2,426     $2,344
  Investment securities                     46         120           19         50
  Interest-bearing deposits and other       90          61           50         34
                                        ------      ------       ------     ------
     Total interest income               4,931       4,877        2,495      2,428

Interest expense
  Deposits                               1,920       1,984          958        995
  Borrowings                               985         842          524        410
                                        ------      ------       ------     ------
     Total interest expense              2,905       2,826        1,482      1,405
                                        ------      ------       ------     ------
     Net interest income                 2,026       2,051        1,013      1,023

Provision for losses on loans               --          --           --         --
                                        ------      ------       ------     ------
     Net interest income after
       provision for losses
       on loans                          2,026       2,051        1,013      1,023

Other operating income                      23          20           13         10

General, administrative and other
    expense
  Employee compensation and benefits       460         413          231        198
  Occupancy and equipment                   80          76           42         39
  Federal deposit insurance premiums        25          24           13         11
  Franchise and other taxes                 50          63           29         31
  Data processing                           66          82           32         42
  Other operating                          162         154           80         84
                                        ------      ------       ------     ------
     Total general, administrative
       and other expense                   843         812          427        405
                                        ------      ------       ------     ------
     Earnings before income taxes        1,206       1,259          599        628

Federal income taxes
  Current                                  374         444          173        213
  Deferred                                  36         (23)          31         (5)
                                        ------      ------       ------     ------
     Total federal income taxes            410         421          204        208
                                        ------      ------       ------     ------
     NET EARNINGS                       $  796      $  838       $  395     $  420
                                        ======      ======       ======     ======
     Basic Earnings Per Share           $ 0.54      $ 0.53       $ 0.27     $ 0.27
                                        ======      ======       ======     ======
     Diluted Earnings Per Share         $ 0.53      $ 0.52       $ 0.27     $ 0.27
                                        ======      ======       ======     ======

                  FRANKFORT FIRST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended December 31,
                       (In thousands)


                                                            1999           1998

Cash flows from operating activities:
  Net earnings for the period                            $    796       $    838
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Amortization of discounts and premiums on
      loans, investments, and mortgage backed
      securities, net                                           3             (4)
    Amortization of deferred loan origination fees             (7)           (24)
    Depreciation and amortization                              40             36
    Federal Home Loan Bank stock dividends                    (62)           (27)
    Increase (decrease) in cash due to changes in:
       Accrued interest receivable                             (1)            40
       Prepaid expenses and other assets                       77             55
       Accrued interest payable                               (10)            --
       Other liabilities
       Federal income taxes                                    49              5
          Current                                             (57)           (81)
          Deferred                                             36            (23)
                                                          -------       --------
            Net cash provided by operating activities         864            815
Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as
    held to maturity                                         (984)        (2,000)
  Proceeds from maturity of investment securities           1,000          3,000
  Purchase of Federal Home Loan Bank stock                   (228)            --
  Loan principal repayments                                13,436         19,382
  Loan disbursements                                      (17,136)       (22,472)
  Purchase of office premises and equipment                   (54)           (35)
                                                          -------       --------
            Net cash used in investing activities          (3,966)        (2,125)
Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts              (2,579)         2,249
  Proceeds from Federal Home Loan Bank advances            18,550         11,500
  Repayment of Federal Home Loan Bank advances            (12,448)       (10,442)
  Proceeds from other borrowed money                          932             --
  Repayment of other borrowed money                        (1,216)            --
  Advances by borrowers for taxes and insurance              (288)          (275)
  Capital distributions paid on common stock                 (703)          (660)
  Acquisition of treasury stock                              (808)          (888)
                                                          -------       --------
         Net cash provided by financing activities          1,440          1,484
                                                          -------       --------

Net increase (decrease) in cash and cash equivalents       (1,662)           174
Cash and cash equivalents at beginning of period            2,591          1,321
                                                          -------       --------
Cash and cash equivalents at end of period                $   929       $  1,495
                                                          =======       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Federal income taxes                                    $   430       $    525
                                                          =======       ========
  Interest on deposits and borrowings                     $ 2,915       $  2,842
                                                          =======       ========

                          page 5

                  FRANKFORT FIRST BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

                   DECEMBER 31, 1999 AND 1998

(1)  BASIS OF PRESENTATIONS
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(2)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled
1,474,587 and 1,456,338 for the six and three month periods ended December 31, 1999, respectively, and 1,589,104 and 1,565,148 for the six and three month periods ended December 31, 1998, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,494,915 and 1,477,878 for the six and three month periods ended December 31, 1999, respectively, and 1,606,759 and 1,585,170 for the six and three month periods ended December 31, 1998, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 20,328 and 21,540 for the six and three month periods ended December 31, 1999, and 17,655 and 20,022 for the six and three month periods ended December 31, 1998, respectively.

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

Other Matters -- Year 2000

     In previous filings, the Company has reported on efforts to ensure a smooth transition of its computer systems to the Year 2000. As of the date of this report, no malfunctions have been detected and the Bank has not experienced any problems or delays in its ability to serve its customers. Likewise, there has been no detectable interruption in service from the Bank's primary vendors or utilities. As reported, the Bank has spent approximately $80,000 on the project but has obtained computer equipment that will be useful for some years to come. As mentioned, some cost in the three month period ended December 31, 1999 reflects the appropriation of extra funds held in the Bank's vault and guarantees that the Bank could borrow emergency funds. Some additional cost for these reasons (approximately $3,000) will be reflected in the three month period ending March 31, 2000.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE
30, 1999

     ASSETS: The Company's total assets increased from $140.3 million at June 30, 1999 to $142.6 million at December 31, 1999, an increase of $2.3 million or 1.6%. The increase in total assets is primarily attributable to an increase in the Company's net loans receivable which increased from $131.6 million at June 30, 1999 to $135.3 million at December 31, 1999, an increase of $3.7 million or 2.8%.

     LIABILITIES: The Company's total liabilities increased from $119.1 million at June 30, 1999 to $122.0 million at December 31, 1999, an increase of $2.9 million or 2.5%. The increase in total liabilities is primarily attributable to an increase in Advances from the Federal Home Loan Bank ("Advances"). Advances increased from $30.9 million at June 30, 1999 to $37.0 million at December 31, 1999, an increase of $6.1 million or 19.8%. The increase has been utilized to fund new loans, replace lost deposits and to make dividends to the Company. The Company, in turn, has repurchased some of its common stock (see "Stock Repurchase"). Partially offsetting the increase in Advances was a decrease in deposits, which decreased from $86.3 million at June 30, 1999 to $83.7 million at December 31, 1999, a decrease of $2.6 million or 3.0%. The balance of deposits at June 30, 1999 had been inflated somewhat by a $2.2 million deposit of very short duration.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $21.3 million at June 30, 1999 to $20.6 million at December 31, 1999, a decrease of $715,000 or 3.4%. This decrease is a result of the Company's net earnings of $796,000 less the Company's dividends accrued or paid during the period of $703,000 less the acquisition of the Company's own stock at a cost of $808,000 (see "Dividends" and "Stock Repurchase"). The Company's book value per share was $14.22 at December 31, 1999 compared to $14.19 at June 30, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1999 AND DECEMBER 31, 1998

     NET EARNINGS:  The Company's net earnings decreased
$42,000 or 5.0% to $796,000 for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. This decrease is primarily attributable to an increase in general, administrative and other expense of $31,000 and a decrease in net interest income of $25,000. The Company's basic earnings per share rose from $0.53 per share for the six month period ended December 31, 1998 to $0.54 per share for the six month period ended December 31, 1999. The Company's diluted earnings per share rose from $0.52 per share for the six month period ended December 31, 1998 to $0.53 per share for the six month period ended December 31, 1999.

     NET INTEREST INCOME:  Net interest income decreased
$25,000 or 1.2% to $2.0 million for the six month period ended
December 31, 1999. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income remained relatively constant at $4.9 million for the six month periods ended December 31, 1999, and 1998, increasing $54,000 or 1.1%. This increase was primarily due to an increase in interest income from loans and interest-bearing deposits and other. Offsetting these increases was a decrease in interest income from investment securities. Interest income from loans increased from $4.7 million for the six month period ended December 31, 1998 to $4.8 million for the six month period ended December 31, 1999, an increase of $99,000 or 2.1%. The increase in interest income from loans is attributable to the increase in volume of the Company's loan portfolio. Interest income from interest-bearing deposits and other increased from $61,000 for the six month period ended December 31, 1998 to $90,000 for the six month period ended December 31, 1999, an increase of $29,000 or 47.5%. Interest income from investment securities decreased from $120,000 for the six month period ended December 31, 1998 to $46,000 for the six month period ended December 31, 1999, a decrease of $74,000 or 61.7%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances. The Company's weighted average interest rate earned on its loan portfolio has decreased as a result of refinancing of mortgages and the downward adjustment of adjustable rate mortgages that have occurred over the intervening period. However, beginning in the three month period ended December 31, 1999, interest rates on new mortgages have tended to be higher and adjustable rate mortgage adjustments have tended to be upward.

     INTEREST EXPENSE: Interest expense increased from $2.8 million for the six month period ended December 31, 1998, to $2.9 million for the six month period ended December 31, 1999, an increase of $79,000 or 2.8%. This increase was primarily due to an increase in interest expense on advances which increased $143,000 or 17.0% from $842,000 for the six month period ended December 31, 1998 to $985,000 for the six month period ended December 31, 1999. The increase is chiefly a result of an increase in the average amount of advances outstanding. Partially offsetting this increase was a decrease in interest expense on deposits from $2.0 million for the six month period ended December 31, 1998 to $1.9 million for the six month period ended December 31, 1999, a decrease of $64,000 or 3.2%. Included in interest expense are charges of approximately $5,000 to provide the Bank with additional liquidity for the Year 2000 event period.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the six month periods ended December 31, 1999 or 1998. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, a level which had been reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased from $20,000 for the six month period ended December 31, 1998 to $23,000 for the six month period ended December 31, 1999. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased from $812,000 for the six month period ended December 31, 1998 to $843,000 for the six month period ended December 31, 1999, an increase of $31,000, or 3.8%. The increase was due to a $47,000, or 11.4%, increase in employee compensation and benefits and an $8,000 or 5.2% increase in other operating expense. Offsetting these increases were decreases in franchise and other taxes of $13,000, or 20.6%, and data processing expense of $16,000 or 19.5%. The increase in employee compensation and benefits is primarily related to normal increases in salaries and wages, a reduction in the level of deferred loan costs and increased costs of health insurance provided for employees. The decrease in data processing expense is attributed primarily to year 2000 costs which were charged to expense in earlier periods and which are nonrecurring.

     INCOME TAX: The Company's provision for federal income taxes decreased from $421,000 for the six month period ended December 31, 1998 to $410,000 for the six month period ended December 31, 1999. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the six month period ended December 31, 1999 and 33.4% for the six month period ended December 31, 1998.

     NON-PERFORMING ASSETS: At December 31, 1999, the Bank had approximately $253,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.2% of the Bank's net loans. The Bank had $134,000 in loans internally classified as Substandard and no loans classified as Doubtful,
or Loss.   The Bank has not charged off any loans during the
period.

     DIVIDENDS: On September 15, 1999 the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.24 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 9.1% from the previous quarterly dividend of $0.22 per share. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on October 15, 1999. At December 31, 1999 the Company had recorded dividends payable of $347,000 for the payment of a dividend on January 14, 2000.

     STOCK REPURCHASES: On October 6, 1999 the Company announced a plan to purchase up to 73,295 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. That specific program was concluded on January 13, 2000 when the Company announced that it had acquired that number of shares at an average price of $15.15 per share. At the same time it was announced that the Company's Board of Directors had authorized a new program for the purchase of up to 5% of the remaining outstanding shares of common stock. That specific program was concluded on January 26, 2000 when the Company announced that it had acquired 72,500 shares at an average price of $15.00 per share. The Company's Board believes that the repurchase programs enacted to date have been successful in its goals of increasing the Company's earnings per share, increasing its return on equity, and in improving the liquidity for the Company's stock. The Board will continue to consider stock repurchases and in the future may enact similar programs depending on market conditions, interest rates, and the availability of funds.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND DECEMBER 31, 1998

     NET EARNINGS:  The Company's net earnings decreased
$25,000 or 6.0% to $395,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This decrease is primarily attributable to an increase in general, administrative and other expense of $22,000 and a decrease in net interest income of $10,000. The Company's basic earnings per share remained constant at $0.27 per share for the three month periods ended December 31, 1999 and 1998. The Company's diluted earnings per share also remained constant at $0.27 per share for the three month periods ended December 31, 1999 and 1998.

     NET INTEREST INCOME:  Net interest income decreased
$10,000 or 1.0% to $1.0 million for the three month period ended
December 31, 1999. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income increased from $2.4 million for the three month period ended December 31, 1998 to $2.5 million for the three month period ended December 31, 1999, an increase of $67,000 or 2.8%. This increase was primarily due to an increase in interest income on loans and interest-bearing deposits and other. Offsetting these increases was a decrease in interest income from investment securities. Interest income from loans increased from $2.3 million for the three month period ended December 31, 1998 to $2.4 million for the three month period ended December 31, 1999, an increase of $82,000 or 3.5%. Interest income from interest-bearing deposits and other increased from $34,000 for the three month period ended December 31, 1998 to $50,000 for the three month period ended December 31, 1999, an increase of $16,000 or 47.1%. Interest income from investment securities decreased from $50,000 for the three month period ended December 31, 1998 to $19,000 for the three month period ended December 31, 1999, a decrease of $31,000 or 62.0%. The increase in interest income from loans is attributable to the increase in volume of the Company's loan portfolio. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances. The Company's weighted average interest rate earned on its loan portfolio has decreased as a result of refinancing of mortgages and the downward adjustment of adjustable rate mortgages that have occurred over the intervening period. However, beginning in the three month period ended December 31, 1999, interest rates on new mortgages have tended to be higher and adjustable rate mortgage adjustments have tended to be upward.

     INTEREST EXPENSE: Interest expense increased from $1.4 million for the three month period ended December 31, 1998, to $1.5 million for the three month period ended December 31, 1999, an increase of $77,000 or 5.5%. This increase was primarily due to an increase in interest expense on advances which increased $114,000 or 27.8% from $410,000 for the three month period ended December 31, 1998 to $524,000 for the three month period ended December 31, 1999. The increase is chiefly a result of an increase in the average amount of advances outstanding. Partially offsetting this increase was a decrease in interest expense on deposits from $995,000 for the three month period ended December 31, 1998 to $958,000 for the three month period ended December 31, 1999, a decrease of $37,000 or 3.7%.
Included in interest expense are charges of approximately $5,000 to provide the Bank with additional liquidity for the Year 2000 event period.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for either of the three month periods ended December 31, 1999 or 1998. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to maintain the allowance for loan losses at $100,000, a level which had been reached previously. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased from $10,000 for the three month period ended December 31, 1998 to $13,000 for the three month period ended December 31, 1999. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased from $405,000 for the three month period ended December 31, 1998 to $427,000 for the three month period ended December 31, 1999, an increase of $22,000, or 5.4%. The increase was primarily due to a $33,000, or 16.7%, increase in employee compensation and benefits. Offsetting this increase was a decrease in data processing expense of $10,000, or 23.8%. The increase in employee compensation and benefits is primarily related to normal increases in salaries and wages, a reduction in the level of deferred loan costs and increased costs of health insurance provided for employees. The decrease in data processing expense is attributed primarily to year 2000 costs which were charged to expense in earlier periods and which are nonrecurring.

     INCOME TAX: The Company's provision for federal income taxes decreased from $208,000 for the three month period ended December 31, 1998 to $204,000 for the three month period ended December 31, 1999. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.1% for the three month period ended December 31, 1999 and 33.1% for the three month period ended December 31, 1998.

PART II.

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The registrant held its Annual Meeting of Stockholders on November 9, 1999.

     (b)  Not applicable.

     (c)  The only matter to be voted upon at the Annual
          Meeting was the election of three individuals as directors.

          Nominee                  Votes For     Votes Withheld
          -------                  ---------     --------------
          David G. Eddins          1,263,216        12,175
          William C. Jennings      1,264,018        11,373
          C. Michael Davenport     1,255,307        20,084


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits: Financial Data Schedule as of December
                    31, 1999.

          Reports on Form 8-K:

          None

                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Frankfort First Bancorp, Inc.


Date: February 9, 2000             /s/  Don D.  Jennings
                                   -----------------------------
                                   Don D. Jennings
                                   Vice President
                                   (Authorized Officer)


                                   /s/  R. Clay Hulette
                                   -----------------------------
                                   R. Clay Hulette
                                   Vice President
                                   (Principal Financial and
                                   Accounting Officer)