Form 10-Q
period 2000-03-31
FRANKFORT FIRST BANCORP INC
filed 2000-05-12
CIK 930182

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of May 9, 2000:  1,320,108

Page 1 of  14 pages

                            CONTENTS



PART I. FINANCIAL INFORMATION                               PAGE
        --------------------------------------------------------
    Item 1    Consolidated Statements of Financial
              Condition at March 31, 2000 and June
              30, 1999                                       3

              Consolidated Statements of Earnings for
              the three months and nine months ended
              March 31, 2000 and 1999                        4

              Consolidated Statements of Cash Flows for
              the nine months ended March 31, 2000 and 1999  5

              Notes to Consolidated Financial Statements     6


    Item 2    Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     8

    PART II.  OTHER INFORMATION
              -----------------

    Item 1    Legal Proceedings                              13

    Item 2    Changes in Securities                          13

    Item 3    Defaults upon Senior Securities                13

    Item 4    Submission of Matters to a
              Vote of Security Holders                       13

    Item 5.        Other Information                         13

    Item 6.        Exhibits and Reports on Form 8-K          13

    SIGNATURES                                               14

               FRANKFORT FIRST BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (In thousands, except per share data)

                                                    March 31,      June 30,
                                                      2000          1999
         ASSETS
    Cash and due from banks                         $   493         $    991
    Interest-bearing deposits in other financial
      institutions                                      454            1,600
                                                    -------         --------
           Cash and cash equivalents                    947            2,591

    Certificates of deposit in other financial
      institutions                                      200              200
    Investment securities held to maturity-
      at amortized cost, approximate fair market
      value of $1,960 and $1,999 as of March 31,
      2000 and June 30, 1999                          1,975            2,004
    Loans receivable - net                          134,540          131,639
    Office premises and equipment - at
      depreciated cost                                1,472            1,477
    Federal Home Loan Bank stock - at cost            2,011            1,621
    Accrued interest receivable on loans                380              367
    Accrued interest receivable on investments
       and interest-bearing deposits                     13               39
    Prepaid expenses and other assets                    56              127
    Prepaid federal income taxes                        249              170
    Deferred federal income taxes                        36               87
                                                   --------         --------
           Total assets                            $141,879         $140,322
                                                   ========         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits                                       $ 83,136         $ 86,254
    Advances from the Federal Home Loan Bank         38,425           30,878
    Other borrowed money                                 50              284
    Advances by borrowers for taxes and insurance       186              308
    Accrued interest payable                             62               79
    Other liabilities                                 1,271            1,253
                                                   --------         --------
           Total liabilities                        123,130          119,056

    Shareholders' equity
       Preferred stock, 500,000 shares
         authorized, $.01 par value;
         no shares issued                                --               --
       Common stock, 3,750,000 shares authorized,
         $.01 par value;  1,672,443 shares issued        17               17
       Additional paid-in capital                     5,876            5,876
       Retained earnings - restricted                18,337           18,166
       Less 352,335 and 173,940 shares of
         treasury stock-at cost                      (5,481)          (2,793)
                                                   --------         --------
           Total shareholders' equity                18,749           21,266
                                                   --------         --------
           Total liabilities and shareholders'
             equity                                $141,879         $140,322
                                                   ========         ========

      Book value per share                         $  14.20         $  14.19
                                                   ========         ========

                 FRANKFORT FIRST BANCORP, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Nine Months Ended       Three Months Ended
                                                  March 31,                March 31,
                                             ---------------------    --------------------
                                                2000        1999        2000        1999
                                             ----------  ---------    --------    --------
    Interest income
       Loans                                  $7,255       $7,039       $2,460     $2,343
       Investment securities                      79          156           33         36
       Interest-bearing deposits
          and other                              134           83           44         22
                                              ------       ------       ------     ------
              Total interest income            7,468        7,278        2,537      2,401


    Interest expense
       Deposits                                2,872        2,953          953        969
       Borrowings                              1,536        1,253          550        411
                                              ------       ------       ------     ------
              Total interest expense           4,408        4,206        1,503      1,380
                                              ------       ------       ------     ------
              Net interest income              3,060        3,072        1,034      1,021

    Provision for losses on loans                  1           --            1         --
                                              ------       ------       ------     ------
              Net interest income
               after provision for
               losses on loans                 3,059        3,072        1,033      1,021

    Other operating income                        32           31            9         11

    General, administrative and other
      expense
      Employee compensation and benefits         709          634          249        221
      Occupancy and equipment                    125          113           45         37
      Federal deposit insurance premiums          30           37            4         13
      Franchise and other taxes                   81           89           31         26
      Data processing                            103          119           37         37
      Other operating                            241          231           80         77
                                              ------       ------       ------     ------
              Total general, administrative
                   and other expense           1,289        1,223          446        411
                                              ------       ------       ------     ------
              Earnings before income taxes     1,802        1,880          596        621

    Federal income taxes
       Current                                   562          669          187        225
       Deferred                                   51          (30)          15         (7)
                                              ------       ------       ------     ------
              Total federal income taxes         613          639          202        218
                                              ------       ------       ------     ------

              NET EARNINGS                    $1,189       $1,241       $  394     $  403
                                              ======       ======       ======     ======

                Basic Earnings Per Share      $ 0.83       $ 0.79       $ 0.29     $ 0.26
                                              ======       ======       ======     ======

                Diluted Earnings Per Share    $ 0.82       $ 0.78       $ 0.29     $ 0.26
                                              ======       ======       ======     ======


                  FRANKFORT FIRST BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31,
                         (IN THOUSANDS)

                                                            2000           1999

Cash flows from operating activities:
  Net earnings for the period                               $  1,189       $  1,241
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Amortization of discounts and premiums on loans,
       investments, and mortgage backed securities, net            1             (3)
     Amortization of deferred loan origination (fees)
       costs                                                       8            (39)
     Depreciation and amortization                                61             54
     Provision for losses on loans                                 1             --
     Loans originated for sale                                    --            (80)
     Federal Home Loan Bank stock dividends                      (96)           (54)
     Increase (decrease) in cash due to changes in:
       Accrued interest receivable                                13             (5)
       Prepaid expenses and other assets                          71             51
       Accrued interest payable                                  (17)            --
       Other liabilities                                          18              3
       Federal income taxes
         Current                                                 (79)           (57)
         Deferred                                                 51            (30)
                                                            --------       --------
           Net cash provided by operating activities           1,221          1,081
Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held
    to maturity                                               (1,970)        (3,006)
  Proceeds from maturity of investment securities              2,000          4,000
  Purchase of Federal Home Loan Bank stock                      (294)            --
  Loan principal repayments                                   18,872         27,928
  Loan disbursements                                         (21,784)       (32,882)
  Purchase of office premises and equipment                      (56)           (43)
                                                            --------       --------
           Net cash used in investing activities              (3,232)        (4,003)
Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                 (3,118)         2,192
  Proceeds from Federal Home Loan Bank advances               33,200         15,250
  Repayment of Federal Home Loan Bank advances               (25,653)       (12,638)
  Proceeds from other borrowed money                           1,877             --
  Repayment of other borrowed money                           (2,111)            --
  Advances by borrowers for taxes and insurance                 (122)          (127)
  Capital distributions paid on common stock                  (1,018)        (1,000)
  Acquisition of treasury stock                               (2,688)        (1,109)
                                                            --------       --------
           Net cash provided by financing activities             367          2,568
                                                            --------       --------
  Net decrease in cash and cash equivalents                   (1,644)          (354)
  Cash and cash equivalents at beginning of period             2,591          1,321
                                                            --------       --------
  Cash and cash equivalents at end of period                $    947       $    967
                                                            ========       ========
    Supplemental disclosure of cash flow information:
           Cash paid during the period for:
           Federal income taxes                             $    640      $     200
                                                            ========       ========
           Interest on deposits and borrowings              $  4,425      $   4,221
                                                            ========       ========

                   FRANKFORT FIRST BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND 1999

  (1)  BASIS OF PRESENTATIONS

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine and three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(2)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and
First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled
1,434,424 and 1,354,096 for the nine and three month periods ended March 31, 2000, respectively, and 1,577,096 and 1,553,081 for the nine and three month periods ended March 31, 1999, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,446,555 and 1,354,096 for the nine and three month periods ended March 31, 2000, respectively, and 1,593,812 and 1,567,887 for the nine and three month periods ended March 31, 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 12,131 for the nine month period ended March 31, 2000, and 16,716 and 14,806 for the nine and three month periods ended March 31, 1999, respectively. For the three month period ended March 31, 2000, there were no incremental shares related to the assumed exercise of stock options due to the nondilutive nature of the options during that period. The Company has 239,492 stock options outstanding of which 234,745 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

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

GENERAL

     The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one- to four-family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one- to four-family residential properties and some churches located in the Bank's primary market area. The Bank also maintains an investment portfolio which includes FHLB stock, U.S. Government Agency-issued bonds, and other investments.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30,
1999

     ASSETS: The Company's total assets increased from $140.3 million at June 30, 1999 to $141.9 million at March 31, 2000, an increase of $1.6 million or 1.1%. The increase in total assets is primarily attributable to an increase in the Company's net loans receivable which increased from $131.6 million at June 30, 1999 to $134.5 million at March 31, 2000, an increase of $2.9 million or 2.2%.

     LIABILITIES: The Company's total liabilities increased by $4.1 million or 3.4% to $123.1 million at March 31, 2000. The increase in total liabilities is primarily attributable to an increase in Advances from the Federal Home Loan Bank ("Advances"). Advances increased from $30.9 million at June 30, 1999 to $38.4 million at March 31, 2000, an increase of $7.5 million or 24.4%. The increase has been utilized to fund new loans, replace lost deposits and to make dividends to the Company. The Company, in turn, has repurchased some of its common stock (see "Stock Repurchase"). Partially offsetting the increase in Advances was a decrease in deposits, which decreased by $3.1 million or 3.6% to $83.1 million at March 31, 2000. The balance of deposits at June 30, 1999 had been inflated somewhat by a $2.2 million deposit of very short duration.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased by $2.5 million or 11.8% to $18.7 million at March 31, 2000. This decrease is a result of the Company's net earnings of $1.2 million less the Company's dividends accrued or paid during the period of $1.0 million less the acquisition of the Company's own stock at a cost of $2.7 million (see "Dividends" and "Stock Repurchase"). The Company's book value per share was $14.20 at March 31, 2000 compared to $14.19 at June 30, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 2000 AND MARCH 31, 1999

     NET EARNINGS: The Company's net earnings decreased $52,000 or 4.2% to $1.2 million for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. This decrease is primarily attributable to an increase in general, administrative and other expense of $66,000 and a decrease in net interest income of $12,000. The Company's basic earnings per share rose 5.1% from $0.79 per share for the nine month period ended March 31, 1999 to $0.83 per share for the nine month period ended March 31, 2000. The Company's diluted earnings per share also rose 5.1% from $0.78 per share for the nine month period ended March 31, 1999 to $0.82 per share for the nine month period ended March 31, 2000.

     NET INTEREST INCOME:  Net interest income decreased
$12,000 or 0.4% to $3.1 million for the nine month period ended
March 31, 2000. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income increased $190,000 or 2.6% to $7.5 million for the nine month period ended March 31, 2000. This increase was primarily due to an increase in interest income from loans and interest-bearing deposits and other. Offsetting these increases was a decrease in interest income from investment securities. Interest income from loans increased from $7.0 million for the nine month period ended March 31, 1999 to $7.3 million for the nine month period ended March 31, 2000, an increase of $216,000 or 3.1%. The increase in interest income from loans is attributable to the increase in volume of the Company's loan portfolio. Interest income from interest-bearing deposits and other increased from $83,000 for the nine month period ended March 31, 1999 to $134,000 for the nine month period ended March 31, 2000, an increase of $51,000 or 61.4%. Interest income from investment securities decreased from $156,000 for the nine month period ended March 31, 1999 to $79,000 for the nine month period ended March 31, 2000, a decrease of $77,000 or 49.4%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances.

     INTEREST EXPENSE: Interest expense increased from $4.2 million for the nine month period ended March 31, 1999, to $4.4 million for the nine month period ended March 31, 2000, an increase of $202,000 or 4.8%. This increase was primarily due to an increase in interest expense on borrowings which increased $283,000 or 22.6% from $1.3 million for the nine month period ended March 31, 1999 to $1.5 million for the nine month period ended March 31, 2000. The increase is chiefly a result of an increase in the average amount of advances outstanding. Partially offsetting this increase was a decrease in interest expense on deposits from $3.0 million for the nine month period ended March 31, 1999 to $2.9 million for the nine month period ended March 31, 2000, a decrease of $81,000 or 2.7%. This decrease is a result of a decrease in the level of deposits and a 16 basis point reduction in the rate paid on deposits when the two nine-month periods are compared.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans increased slightly with a $1,000 provision for the nine month period ended March 31, 2000 compared with no provision for the nine month period ended March 31, 1999. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to increase the allowance for loan losses to $101,000. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased from $31,000 for the nine month period ended March 31, 1999 to $32,000 for the nine month period ended March 31, 2000. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased from $1.2 million for the nine month period ended March 31, 1999 to $1.3 million for the nine month period ended March 31, 2000, an increase of $66,000, or 5.4%. The increase was due to an increase in employee compensation and benefits and an increase in occupancy and equipment. Offsetting these increases were decreases in data processing expenses, franchise and other taxes and Federal deposit insurance premiums. The increase in employee compensation and benefits is primarily related to normal increases in salaries and wages, a reduction in the level of deferred loan costs and increased costs of health insurance provided for employees. The decrease in data processing expense is attributed primarily to year 2000 costs which were charged to expense in earlier periods and which are nonrecurring.

     INCOME TAX: The Company's provision for federal income taxes decreased from $639,000 for the nine month period ended March 31, 1999 to $613,000 for the nine month period ended March 31, 2000. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.0% for each of the nine month periods ended March 31, 2000 and 1999.

     NON-PERFORMING ASSETS: At March 31, 2000, the Bank had approximately $712,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.5% of the Bank's net loans. On May 10, 2000 one of the delinquent loans totaling approximately $207,000 was paid off. The Bank had $427,000 in loans internally classified as Substandard and no
loans classified as Doubtful, or Loss.   The Bank has not
charged off any loans during the period. Of the loans internally classified as Substandard approximately $227,000 were paid off on May 10, 2000.

     DIVIDENDS: On September 15, 1999 the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.24 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 9.1% from the previous quarterly dividend of $0.22 per share. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on January 14, 2000. At March 31, 2000 the Company had recorded dividends payable of $317,000 for the payment of a dividend on April 14, 2000.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999

     NET EARNINGS: The Company's net earnings decreased $9,000 or 2.2% to $394,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This decrease is primarily attributable to an increase in general, administrative and other expense of $35,000. The Company's basic earnings per share rose 11.5% from $0.26 per share for the three month period ended March 31, 1999 to $0.29 per share for the three month period ended March 31, 2000. The Company's diluted earnings per share also rose 11.5% from $0.26 per share for the three month period ended March 31, 1999 to $0.29 per share for the three month period ended March 31, 2000.

     NET INTEREST INCOME: Net interest income totaled $1.0 million for the three month period ended March 31, 2000, an increase of $13,000 or 1.3% compared to the 1999 quarter. The increase was primarily due to an increase in total interest income.

     INTEREST INCOME: Interest income increased from $2.4 million for the three month period ended March 31, 1999 to $2.5 million for the three month period ended March 31, 2000, an increase of $136,000 or 5.7%. This increase was primarily due to an increase in interest income on loans and interest-bearing deposits and other. Offsetting these increases was a decrease in interest income from investment securities. Interest income from loans increased from $2.3 million for the three month period ended March 31, 1999 to $2.4 million for the three month period ended March 31, 2000, an increase of $117,000 or 5.0%. The increase is related both to increased volume and yield on the loan portfolio. The yield on the loan portfolio increased 10 basis points to 7.29% for the three month period ended March 31, 2000 compared to the same period in 1999. Interest income from interest-bearing deposits and other doubled from $22,000 for the three month period ended March 31, 1999 to $44,000 for the three month period ended March 31, 2000. Interest income from investment securities decreased from $36,000 for the three month period ended March 31, 1999 to $33,000 for the three month period ended March 31, 2000, a decrease of $3,000 or 8.3%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances.

     INTEREST EXPENSE: Interest expense increased from $1.4 million for the three month period ended March 31, 1999, to $1.5 million for the three month period ended March 31, 2000, an increase of $123,000 or 8.9%. This increase was primarily due to an increase in interest expense on advances which increased $139,000 or 33.8% from $411,000 for the three month period ended March 31, 1999 to $550,000 for the three month period ended March 31, 2000. The increase is chiefly a result of an increase in the average amount of advances outstanding. Partially offsetting this increase was a decrease in interest expense on deposits from $969,000 for the three month period ended March 31, 1999 to $953,000 for the three month period ended March 31, 2000, a decrease of $16,000 or 1.7%.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans increased slightly with a $1,000 provision for the three month period ended March 31, 2000 compared with no provision for the three month period ended March 31, 1999. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that it was appropriate to increase the allowance for loan losses to $101,000. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased from $11,000 for the three month period ended March 31, 1999 to $9,000 for the three month period ended March 31, 2000. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased from $411,000 for the three month period ended March 31, 1999 to $446,000 for the three month period ended March 31, 2000, an increase of $35,000, or 8.5%. The increase was primarily due to a $28,000, or 12.7%, increase in employee compensation and benefits. Offsetting this increase was a decrease in Federal deposit insurance premiums expense of $9,000, or 69.2%. The increase in employee compensation and benefits is primarily related to normal increases in salaries and wages, a reduction in the level of deferred loan costs and increased costs of health insurance provided for employees. The decrease in Federal deposit insurance premiums expense is attributed to a reduction in the "FICO" (Financing Corporation) assessment that became effective January 1, 2000, for Savings Association Insurance Fund ("SAIF") deposits. The FICO debt service assessment became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996. Beginning January 1, 2000 the FICO rate is the same for both SAIF and Bank Insurance Fund ("BIF') insured deposits.

     INCOME TAX: The Company's provision for federal income taxes decreased from $218,000 for the three month period ended March 31, 1999 to $202,000 for the three month period ended March 31, 2000. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 33.9% for the three month period ended March 31, 2000 and 35.1% for the three month period ended March 31, 1999.

PART II.

ITEM 1.   LEGAL PROCEEDINGS

                    None

ITEM 2.   CHANGES IN SECURITIES

                    None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

ITEM 5.   OTHER INFORMATION

                    None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits: Financial Data Schedule as of March 31,
2000.

          Reports on Form 8-K:     None

                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Frankfort First Bancorp, Inc.


Date: May 10, 2000                 /s/  Don D.  Jennings
                                   -----------------------------
                                   Don D. Jennings
                                   Vice President
                                   (Authorized Officer)


                                   /s/  R. Clay Hulette
                                   -----------------------------
                                   R. Clay Hulette
                                   Vice President
                                   (Principal Financial and
                                   Accounting Officer)