Form 10-K405
period 2000-06-30
FRANKFORT FIRST BANCORP INC
filed 2000-09-28
CIK 930182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-K

                 FOR ALL ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2000
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-26360

                          FRANKFORT FIRST BANCORP, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                             61-1271129
-------------------------------                           ----------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION
NO.)

216 W. MAIN STREET, FRANKFORT, KENTUCKY                       40601
----------------------------------------                 -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (502) 223-1638
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 15, 2000, the aggregate market value of the 837,183 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $11.7 million based on the closing sales price of $14.00 per share of the registrant's Common Stock on September 15, 2000 as reported on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 15, 2000: 1,261,108

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000. (Parts I and II)
2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 1,725,000 (as adjusted) shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company's principal business is the business of First Federal. At June 30, 2000, the Company had total assets of $145.5 million, deposits of $82.5 million and shareholder's equity of $18.8 million.

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

LENDING ACTIVITIES

     General.  First  Federal's  principal  lending  activity  consists  of  the origination of loans secured by first mortgages on owner occupied one- to four-family residences in the Bank's lending area, which is limited to the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford. First Federal also originates loans secured by nonowner occupied one- to four-family homes, loans secured by churches, home equity lines of credit, second mortgages and share loans. Additionally, First Federal offers financing for the construction of single family, owner occupied homes. Such financing is available only for, and made directly to, the homeowners.

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

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At June 30, 2000, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.


                                                                          At June 30,
                                                ---------------------------------------------------------------
                                                         2000                  1999                1998
                                                -----------------       ----------------       ----------------
                                                Amount        %         Amount        %        Amount        %
                                                ------       ---        ------       ---       ------       ---
                                                                    (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................  $     878     0.63%     $      808    0.61%   $   1,270      1.00%
  One- to four-family residential...........    130,880    94.42         124,081   93.74      118,899     93.47
  Multi-family residential..................         76     0.05              78    0.06           80      0.06
  Other loans (1)...........................      1,555     1.12           1,756    1.33        1,704      1.34
Consumer loans --
  Savings account loans.....................        520     0.38             935    0.71          545      0.43
  Home equity lines of credit...............      4,706     3.40           4,705    3.55        4,713      3.70
                                              ---------   -------     ----------  ------    ---------    ------
                                                138,615   100.00%        132,363  100.00%     127,211    100.00%
                                                          ======                  ======                 ======
Less:
  Loans in process..........................        375                      246                  572
  Discounts, deferred loan fees and other...        347                      378                  211
  Loan loss reserve.........................        101                      100                  100
                                              ---------               ----------            ---------
     Total..................................  $ 137,792               $  131,639            $ 126,328
                                              =========               ==========            =========


                                                               At June 30,
                                              --------------------------------------------
                                                        1997                   1996
                                              ---------------------     ------------------
                                               Amount          %        Amount        %
                                               ------         ---       ------       ---
                                                          (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................   $   1,060     0.87%     $     672     0.6%
  One- to four-family residential...........     113,549    93.14        103,944    93.7
  Multi-family residential..................          58     0.05            123     0.1
  Other loans (1)...........................       1,830     1.50          1,450     1.3
Consumer loans --
  Savings account loans.....................         672     0.55            547     0.5
  Home equity lines of credit...............       4,742     3.89          4,182     3.8
                                              ----------   ------      ---------   ------
                                                 121,911   100.00%       110,918   100.00%
                                                           ======                  ======
Less:
  Loans in process..........................         824                     392
  Discounts, deferred loan fees and other...          99                     100
  Loan loss reserve.........................         100                      95
                                              ----------               ---------
     Total..................................  $  120,888               $ 110,331
                                              ==========               =========




________
(1)   Represents primarily church loans.

     The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                          Due After
                                   Due Within             1 Through         Due After
                                 One Year After         5 Years After     5 Years After
                                  June 30, 2000         June 30, 2000     June 30, 2000        Total
                                  -------------         -------------     -------------        -----
                                                         (In thousands)
Real estate loans:
  Construction loans.............   $    878              $      --       $       --         $    878
  One- to four-family............      4,188                 18,755          107,937          130,880
  Multi-family residential.......          3                     11               62               76
Other loans......................         50                    223            1,282            1,555

Consumer loans:
  Savings account loans..........        520                     --               --              520
  Home equity lines of credit....        712                    291            3,703            4,706
                                    --------              ---------       ----------         --------
    Total........................   $  6,351              $  19,280       $  112,984         $138,615
                                    ========              =========       ==========         ========

     The following table sets forth at June 30, 2000, the dollar amount of all loans due more than one year after June 30, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                                   Predetermined      Floating or
                                                       Rate          Adjustable Rates
                                                   ------------     ----------------
                                                           (In thousands)
Real estate loans:
  One- to four-family residential................  $    40,541       $    86,151
  Multi-family residential.......................           --                73
  Other loans....................................          378             1,127

Consumer loans:
  Home equity lines of credit....................           --             3,994
  Savings account loans..........................           --                --
                                                   -----------       -----------
     Total.......................................  $    40,919       $    91,345
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

                                                                          Year Ended June 30,
                                                                 ---------------------------------------------
                                                                   2000               1999               1998
                                                                 --------           --------           --------
                                                                                   (In thousands)
Originations
  Real estate loans:
    One- to four-family........................................  $  28,309          $  35,353          $  31,786
    Multi-family...............................................         --                 64                 82
    Other......................................................        305                 20                161
    Construction loans.........................................        836              1,363              1,445
  Consumer loans:
    Home equity line of credit.................................      2,852              3,181              2,702
    Savings account loans......................................        269                912                406
                                                                 ---------          ---------          ---------
     Total.....................................................  $  32,571          $  40,893          $  36,582
                                                                 =========          =========          =========


     Other than two loan participations purchased for purposes of community investment and having a balance totaling $73,000 at June 30, 2000, the Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases or sales of loans in the foreseeable future, although it may continue to purchase loan participations.

     One- to Four-Family Residential Lending and Second Mortgage Loans. The Bank historically has been and continues to be an originator of loans secured by owner occupied, one- to four-family residential properties located in its market area. At June 30, 2000, approximately $130.9 million, or 94.4%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties which were primarily owner-occupied, single family residences.

     First Federal began originating adjustable-rate residential mortgage loans in the early 1980s. Since that time, most one- to four-family mortgage loans originated by the Bank have been adjustable-rate loans with an initial fixed term of one, three, or five years. After the initial term, the rate adjustments on the Bank's adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes ("NACR"). The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points.

     At June 30, 2000, the Bank's loan portfolio included $89.0 million in adjustable-rate one- to four-family residential mortgage loans, or 68.0% of the Bank's one- to four-family residential mortgage loan portfolio.

     The retention of adjustable-rate loans in First Federal's portfolio helps reduce First Federal's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow First Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on First Federal's adjustable-rate loans will fully adjust to compensate for increases in First Federal's cost of funds. Finally, adjustable rate loans increase First Federal's exposure to decreases in prevailing market interest rates, although decreases in First Federal's cost of funds may offset this effect.

     In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%.

     The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower's primary residence, they differ from the Bank's traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). All of such loans are underwritten to a maximum of 80% loan-to-value ratio and all are fully amortizing. The Bank has been offering second mortgages up to an overall 90% loan-to-value ratio at a premium rate to qualified borrowers. These loans have a term of seven years and are not covered by private mortgage insurance. At June 30, 2000, the outstanding balance of these loans totaled $224,000.

     Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have a maximum loan-to-value ratio of 75%, and are originated under the same terms as the Bank's one- to four-family real estate mortgage loans. At June 30, 2000, the Bank had 16 church loans aggregating approximately $1.5 million. In the past the Bank offered small commercial loans secured by property located in its market area. The Bank has been inactive in this type of lending in recent years.

     Construction Lending. The Bank offers single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 2000, single-family residential construction loans constituted $878,000, or 0.6%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

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

     At June 30, 2000, the Bank's consumer loan balance totaled $5.2 million, or 3.8% of its total loan portfolio. Of the consumer loan balance at June 30, 2000, 90.0% were home equity loans and 10.0% were loans secured by savings deposits at the Bank.

     The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value, less the balance of the first mortgage. The amount of the principal of the loan above 80% of the estimated value of the property is not insured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2000, the total outstanding home equity loans amounted to $4.7 million, or 3.4%, of the Bank's total loan portfolio.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2000, loans on savings accounts totaled $520,000, or 0.4%, of the Bank's total loan portfolio.

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

     The Bank makes a 30-day loan commitment for each loan approved. For adjustable-rate loans, the rate is guaranteed for the period of 14 days following approval. The Bank will make a similar guarantee for fixed-rate loans for a fee. If the borrower desires a longer commitment, the commitment may be extended at a cost of 0.1% of the loan balance per month for up to three months. The rate is subject to change during this extended commitment. In the case of construction loans, a commitment is also made for the permanent financing to be funded no later than 182 days from the date of the closing of the construction loan. The interest rate on permanent financing is not guaranteed until closing of the permanent loan.

     The Bank's loan committee analyzes a completed application and may approve or deny the loan if the loan is $250,000 or less and the property is a one- to four-family dwelling, the loan is $150,000 or less and the property is a church, or a home equity line of credit of $100,000 or less. Loans that do not conform to these criteria must be submitted to the Board of Directors for approval.

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

     Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution's unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $3.0 million at June 30, 2000. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 2000, First Federal had no loans classified as loss or doubtful and $543,000 of assets classified as substandard. At June 30, 2000, assets designated as special mention totaled $314,000.

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

                                                                              Year Ended June 30,
                                                      ---------------------------------------------------------
                                                        2000        1999        1998        1997         1996
                                                      --------    --------    --------    --------     --------
                                                                            (In thousands)
Balance at beginning of period......................  $    100    $     100    $  100     $   95       $  83
Provision for loan losses...........................         1           --        --          5          12
                                                      --------    ---------    ------     ------       -----
Balance at end of period............................  $    101    $     100    $  100     $  100       $  95
                                                      ========    =========    ======     ======       =====

                                       9

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.




                                                                        June 30,
                                    ------------------------------------------------------------------------------
                                            2000                       1999                         1998
                                    -----------------------   -----------------------     ------------------------

                                                 Percent of                Percent of                   Percent of
                                                  Loans in                  Loans in                     Loans in
                                                Category to               Category to                  Category to
                                    Amount      Total Loans   Amount      Total Loans     Amount       Total Loans
                                    ------      -----------   ------      -----------     ------       -----------
                                                             (Dollars in thousands)
Real estate - mortgage:
  Residential.....................  $    95         94.5%     $   94          93.8%      $   94           93.6%
  Commercial......................        1          1.1           2           1.3            1            1.3
Real estate - construction........        1          0.6          --           0.6            1            1.0
Consumer..........................        4          3.8           4           4.3            4            4.1
                                    -------        -----      ------         -----       ------          -----

Total allowance for loan losses...  $   101        100.0%     $  100         100.0%      $  100          100.0%
                                    =======        =====      ======         =====       ======          =====


                                                       June 30,
                                    -----------------------------------------------------
                                                  1997                      1996
                                    --------------------------    ------------------------

                                                    Percent of                 Percent of
                                                    Loans in                   Loans in
                                                   Category to                Category to
                                       Amount      Total Loans     Amount     Total Loans
                                       ------      -----------     ------     -----------

Real estate - mortgage:
  Residential.....................   $    93          93.2%      $   89          93.8%
  Commercial......................         2           1.5            1           1.3
Real estate - construction........         1           0.9            1           0.6
Consumer..........................         4           4.4            4           4.3
                                     -------         -----       ------         -----

Total allowance for loan losses...   $   100         100.0%      $   95          100.0%
                                     =======         =====       ======          =====


     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below.

                                                                                   June 30,
                                                      ------------------------------------------------------------
                                                        2000        1999           1998        1997         1996
                                                      --------    --------       --------    --------     --------
                                                                        (Dollars In thousands)
Accruing loans which are contractually
  past due 90 days or more..........................   $   502    $   188       $  363       $  116       $ 118
Percentage of total loans...........................      0.36%      0.14%        0.29%         .10%        .11%
Percentage of total assets..........................      0.35%      0.13%        0.27%         .09%        .09%

     At June 30, 2000, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms, except as follows. At June 30, 2000, the Bank had $329,000 outstanding to one borrower, representing four loans, one with a balance of $229,000 and secured by the borrower's principal residence and the others secured by residential rental properties. While all of these loans are currently fully performing, management of the Bank is aware that the borrower is likely to have difficulty complying with the loans' repayment terms in the future because of legal difficulties experienced by the borrower. Management does not expect the Bank to sustain material losses on these loans because of the estimated value of the collateral.

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

The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.


                                                                                  June 30,
                                                                 -----------------------------------------------
                                                                    2000               1999               1998
                                                                 ----------         ----------         ---------
                                                                                      (In thousands)
Investment securities:
U.S. Government agency issues..................................  $   1,979          $   2,004          $   2,996
Interest-earning deposits and certificates of deposit..........        945              1,800              1,320
FHLB stock.....................................................      2,351              1,621              1,494
                                                                 ---------          ---------          ---------
     Total investments.........................................  $   5,275          $   5,425          $   5,810
                                                                 =========          =========          =========


     The  following  table  sets  forth  information   regarding  the  scheduled
maturities, market value and weighted average yields for First Federal's investments, excluding FHLB stock, at June 30, 2000.

                                                                At June 30, 2000
                                      -----------------------------------------------------------------------------
                                          One Year or Less        One to Five Years      Total Investment Portfolio
                                      --------------------    ----------------------  -----------------------------
                                      Carrying    Average     Carrying    Average      Carrying   Market   Average
                                       Value        Yield       Value       Yield       Value      Value    Yield
                                       -----        -----       -----       -----       -----      -----    -----
                                                                               (Dollars in thousands)

Investment securities:
  Federal agency issued bonds....... $     --         --%       $  1,979     6.4%      $ 1,979     $  1,965   6.4 %
Interest-earning deposits and
  certificates of deposit...........      945       6.53              --      --           945         945    6.53
                                     --------                   --------               -------     -------
    Total........................... $    945                   $  1,979               $ 2,924     $ 2,910
                                     ========                   ========               =======     =======

For additional information, see Notes A2 and B of the Notes to Consolidated Financial Statements included in the 2000 Annual Report to Stockholders (the "Annual Report").

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

     Savings deposits in First Federal at June 30, 2000 were represented by the various types of savings programs described below.

Interest       Minimum                                                      Minimum     Balance in      Percentage of
Rate (1)       Term                     Category                             Amount      Thousands     Total Savings
--------       -------                  --------                             ------     -----------    --------------
3.00%          None                 Passbook                              $     100    $   10,091           12.23%
3.00           None                 Christmas Savings                           N/A           149            0.18
3.00           None                 NOW                                         300         1,619            1.96
3.00           None                 Home Equity & Construction                  N/A            11            0.01
3.10           None                 Golden 50                                   300         2,074            2.52
3.08           None                 Super NOW                                 1,000           568            0.69
3.23           None                 MMDA                                      1,000         3,952            4.79
 --            None                 Noninterest-bearing                         300           165            0.20
                                                                                       ----------           -----
                                                                                           18,629           22.58
                                    Certificates of Deposit
                                    -----------------------

4.03%          91-Days              Fixed Term, Fixed Rate                      500           871            1.05
4.34           182-Days             Fixed-Term, Fixed Rate                      500         3,290            3.99
6.05           7-month              Fixed-Term, Fixed Rate (2)                5,000        11,328           13.73
3.50           9-month              Fixed-Term, Fixed Rate                      500           355            0.43
6.34           9-month              Fixed-Term, Fixed Rate                      500         5,920            7.18
4.76           12-month             Fixed-Term, Fixed Rate                      500         9,132           11.07
5.75           15-month             Fixed-Term, Fixed Rate                      500           384            0.46
4.88           18-month             Fixed-Term, Fixed Rate                      500         1,759            2.13
6.78           21-month             Fixed-Term, Fixed Rate                      500           939            1.14
5.03           24-month             Fixed-Term, Fixed Rate                      500         5,054            6.13
5.21           30-month             Fixed-Term, Fixed Rate                      500         2,696            3.27
5.88           36-month             Fixed-Term, Fixed Rate                      500        10,068           12.20
6.00           60-month             Fixed-Term, Variable Rate                   500         3,163            3.83
5.73           72-month             Fixed Term, Variable Rate                   500           278            0.34
4.65           12-month             Variable IRA                                100         3,598            4.36
4.65           12-month             Fixed-Term, Variable Rate                   500           571            0.69
4.91           24-month             Fixed-Term, Variable Rate (3)               500         4,429            5.37
3.00           Varies               Other                                       N/A            38            0.05
                                                                                       ----------           -----
                                                                                           63,873           77.42
                                                                                       ----------           -----
                                                                                       $   82,502          100.00%
                                                                                       ==========          ======

_________________
(1)      Represents weighted average interest rate.
(2)      Account holder may withdraw all or part of the account balance after 30 days.
(3)      Account  holder has a one-time  option to increase the interest  rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

                                       13

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                            Balance at                              Balance at
                                            June 30,       % of      Increase        June 30,          % of           Increase
                                             2000       Deposits    (Decrease)         1999            Deposits      (Decrease)
                                             ----       --------    ----------         ----            --------      ----------
                                                                                        (Dollars in thousands)
Passbook...............................  $   10,091      12.23%      $   (132)       $   10,223         11.85%    $        79
Christmas savings......................         149       0.18            (13)              162          0.19             (22)
NOW....................................       1,619       1.96            (42)            1,661          1.93              30
Home equity............................          11       0.01              8                 3          0.00               3
Golden 50..............................       2,074       2.52            256             1,818          2.11             212
Super Now..............................         568       0.69         (2,160)            2,728          3.16           2,249
MMDA...................................       3,952       4.79           (495)            4,447          5.16             (85)
Noninterest-bearing....................         165       0.20           (182)              347          0.40              34
                                         ----------     ------       --------        ----------        ------     -----------
                                             18,629      22.58         (2,760)           21,389         24.80           2,500
Certificates of Deposit
-----------------------
  Fixed-Term, Fixed-Rate:
  91-days..............................         871       1.05           (463)            1,334          1.55             (80)
  182-days.............................       3,290       3.99         (2,178)            5,468          6.34            (169)
  7-month..............................      11,328      13.73         11,328                 0          0.00          (3,231)
  9-month..............................       6,275       7.61          4,671             1,604          1.86           1,266
  12-month.............................       9,132      11.07         (4,872)           14,004         16.24           5,296
  15-month.............................         384       0.46         (3,996)            4,380          5.08          (6,442)
  18-month.............................       1,759       2.13         (6,352)            8,111          9.40           8,011
  21-month.............................         939       1.14            939                 0          0.00               0
  24-month.............................       5,054       6.13            549             4,505          5.22            (692)
  30-month.............................       2,696       3.27         (4,293)            6,989          8.10           1,382
  36-month.............................      10,068      12.20          6,013             4,055          4.70          (1,186)
  60-month.............................       3,163       3.83            (78)            3,241          3.76            (738)
  72-month.............................         278       0.34            (18)              296          0.34             (17)
Variable IRA (12-month)................       3,598       0.34         (1,147)            4,745          5.50             114
Fixed-Term, Variable-Rate (12 month)...         571       0.69            (72)              643          0.75            (314)
Fixed-Term, Variable-Rate (24 month)...       4,429       5.37         (1,025)            5,454          6.32          (1,306)
Other..................................          38       0.05              2                36          0.04             (31)
                                         ----------     ------       --------        ----------        ------     -----------
                                             63,873      77.42           (992)           64,865         75.20           1,863
                                         ----------     ------       --------        ----------        ------     -----------

    Total..............................  $   82,502     100.00%      $ (3,752)       $   86,254        100.00%    $     4,363
                                         ==========     ======       ========        ==========        ======     ===========





                                              Balance at
                                                June 30,         % of
                                                 1998           Deposits
                                                 ----           --------

Passbook...............................      $   10,144         12.39%
Christmas savings......................             184          0.22
NOW....................................           1,631          1.99
Home equity............................              --            --
Golden 50..............................           1,606          1.96
Super Now..............................             479          0.58
MMDA...................................           4,532          5.53
Noninterest-bearing....................             313          0.40
                                             ----------        ------
                                                 18,889         23.07
Certificates of Deposit
-----------------------
Fixed-Term, Fixed-Rate:
  91-days..............................           1,414          1.73
  182-days.............................           5,637          6.88
  7-month..............................           3,231          3.95
  9-month..............................             338          0.41
  12-month.............................           8,708         10.63
  15-month.............................          10,822         13.22
  18-month.............................             100          0.12
  21-month.............................               0          0.00
  24-month.............................           5,197          6.35
  30-month.............................           5,607          6.85
  36-month.............................           5,241          6.40
  60-month.............................           3,979          4.86
  72-month.............................             313          0.38
Variable IRA (12-month)................           4,631          5.66
Fixed-Term, Variable-Rate (12 month)...             957          1.17
Fixed-Term, Variable-Rate (24 month)...           6,760          8.25
Other..................................              67          0.07
                                             ----------        ------
                                                 63,002         76.93
                                             ----------        ------
    Total..............................      $   81,891        100.00%
                                             ==========        ======

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                                     Year Ended June 30,
                               ------------------------------------------------------------------
                                      2000                1999                          1998
                               -------------------   -----------------       --------------------

                               Interest-             Interest-               Interest-
                               Bearing               Bearing                 Bearing
                               Demand       Time      Demand      Time       Demand       Time
                               Deposits   Deposits   Deposits    Deposits    Deposits    Deposits
                               --------   --------   --------    --------    --------    --------
                                                      (Dollars in thousands)
Average balance..............  $  9,127   $ 64,073   $   8,945   $  63,692   $   9,204   $ 63,761
Average rate.................      3.20%      5.14%       3.17%       5.21%       3.10%      5.33%



     The following table sets forth the time deposits in First Federal classified by rates at the dates indicated.

                                                                        At June 30,
                                                    -----------------------------------------------
                                                       2000               1999               1998
                                                    ----------         ----------         ---------
                                                                       (In thousands)

          2 - 3.99%...............................  $     284          $     178          $      90
          4 - 5.99%...............................     40,046             62,114             58,966
          6 - 7.99%...............................     23,543              2,573              3,944
          8 - 9.99%...............................         --                 --                  2
                                                    ---------          ---------          ---------
                                                    $  63,873          $  64,865          $  63,002
                                                    =========          =========          =========


     The following table sets forth the amount and maturities of time deposits in First Federal at June 30, 2000.

                                                               Amount Due
                                  --------------------------------------------------------------------------
                                   Less Than                                         After
  Rate                              One Year       1-2 Years        2-3 Years       3 Years          Total
  ----                             --------        ---------        ---------       -------          -----
                                                             (In thousands)

 2 -  3.99%.....................  $     258       $       26     $       --      $       --       $      284
 4 -  5.99%.....................     28,405            7,338          3,660             643           40,046
 6 -  7.99%.....................     14,108            4,174          4,918             343           23,543
                                  ---------       ----------     ----------      ----------       ----------
                                  $  42,771       $   11,538     $    8,578      $      986       $   63,873
                                  =========       ==========     ==========      ==========       ==========


     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 2000.

                                                                           Certificates
      Maturity Period                                                       of Deposit
      ---------------                                                      ------------
                                                                           (In thousands)
      Three months or less...............................................    $   1,635
      More than three through six months.................................        2,067
      More than six through 12 months....................................        2,804
      Over 12 months.....................................................        3,396
                                                                             ---------
               Total.....................................................    $   9,902
                                                                             =========

     The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                                  Year Ended June 30,
                                                    -----------------------------------------------
                                                       2000               1999               1998
                                                    ----------         ----------         ---------
                                                                           (In thousands)
Beginning balance.................................  $  86,254          $  81,891          $  85,957

Deposits..........................................     63,558             56,813             57,438
Withdrawals.......................................     71,187             56,378             65,540
                                                    ---------          ---------          ---------
Net increase (decrease) before interest credited..     (7,629)               435             (8,102)
Interest credited.................................      3,877              3,928              4,036
                                                    ---------          ---------          ---------
Net increase (decrease) in deposits...............     (3,752)             4,363             (4,066)
                                                    ---------          ---------          ---------
Ending balance....................................  $  82,502          $  86,254          $  81,891
                                                    =========          =========          =========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 2000, First Federal had $42.1 million in advances outstanding from the FHLB of Cincinnati.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                                         At June 30,
                                                                -----------------------------
                                                                   2000                1999
                                                                ---------           ---------
                                                                      (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances...............................................  $  42,108           $  30,878
  Other loans.................................................        373                 284
                                                                ---------           ---------
     Total....................................................     42,481              31,162

Weighted average rate paid on:
  FHLB advances...............................................      6.12%               5.50%
  Other loans.................................................      9.25%               7.50%

                                                                         For the Year
                                                                         Ended June 30,
                                                                -------------------------------
                                                                   2000                1999
                                                                ---------           ---------
                                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances...............................................  $  42,108           $  31,640
  Other loans.................................................        373                 284

                                                                         For the Year
                                                                        Ended June 30,
                                                                -----------------------------
                                                                   2000                1999
                                                                ---------           ---------
                                                                    (Dollars in thousands)
Approximate average short-term borrowings outstanding
 with respect to:
  FHLB advances...............................................  $   3,758           $   3,211
  Other loans.................................................        177                  33

Approximate weighted average rate paid on: (1)
  FHLB advances...............................................      5.83%               5.73%
  Other loans ................................................      8.35%               7.50%

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

     Franklin County has a population of approximately 46,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 30% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 2-3% in recent years.

COMPETITION

     First Federal faces strong competition for deposits and loans. First Federal's principal competitors for deposits are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area. Despite First Federal's small size relative to the many and various other depository and lending institutions in its market area, First Federal usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County. Nevertheless, the level of competition in the Bank's market area has limited to a certain extent the lending opportunities in the area.

EMPLOYEES

     As of June 30, 2000, First Federal had 25 full-time employees, none of whom was represented by a collective bargaining agreement.

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

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of the Company as a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution,
(ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation as of March 5, 1987 to be directly engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in
(a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (or 3.0% if the association is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2000, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. At June 30, 2000, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2000.

                                                                                        Percent of
                                                                         Amount         Assets  (1)
                                                                         ------         -----------
                                                                              (Dollars in thousands)
         Tangible capital.............................................   $ 20,129          13.9%
         Tangible capital requirement.................................      2,179           1.5
                                                                         --------          ----
         Excess.......................................................   $ 17,950          12.4%
                                                                         ========          ====

         Core capital.................................................   $ 20,129          13.9%
         Core capital requirement.....................................      5,811           4.0  (2)
                                                                         --------          ----
         Excess.......................................................   $ 14,318           9.9%
                                                                         ========          ====

         Risk-based capital...........................................   $ 20,230          26.5%
         Risked-based capital requirement.............................      6,101           8.0
                                                                         --------          ----
         Excess.......................................................   $ 14,129          18.5%
                                                                         ========          ====

(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements and risk-weighted assets for purposes of the risk-based capital requirements.
(2) The higher core capital ratio requirement is used to maintain confidentiality of the Bank's CAMELS rating.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to
divest   subsidiaries.   The  senior  executive   officers  of  a  significantly
undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

     LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year)  equal to the  monthly  average  of not less than a  specified  percentage
(currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily ratio of the Bank for June 2000 was 7.66%.

     QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution are restricted to those of a national bank located in the institution's home state; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as and be deemed a bank holding company subject to all of the provisions of the BHCA and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for both a national bank and a savings institution.

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in mortgage-backed securities, residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing,
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 2000, approximately 99.6% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments, as currently defined.

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

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank is a Subgroup A institution, and therefore, currently pays assessments to the FDIC at the rate of $0.0206 per $100 of insured deposits.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 2000, of $2.4 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2000, the Bank had $42.1 million in advances and other borrowings from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts between $4.9 million to $44.3 million, plus

10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

TAXATION

     First Federal files its tax return based on a fiscal year ending June 30. The Company and the Bank will file separate tax returns for fiscal 2000.

     Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as First Federal which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

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

     During the fiscal year ended June 30, 2000 First Federal's federal corporate income tax returns for the years ended June 30, 1999, 1998 and 1997 were audited by the Internal Revenue Service. Additional income tax and interest of approximately $9,0000 has been charged against income for the year ended June 30, 2000.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes an annual franchise tax on federally or state chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky. The tax is 0.1% of taxable capital stock held as of January 1 each year. Taxable capital stock includes an institution's undivided profits, surplus and general reserves plus savings accounts and paid-up stock less deductible items. Deductible items include certain exempt federal obligations and Kentucky municipal bonds. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.

                                 Age at
                                June 30,
Name                              2000               Title
----                              ----               -----
Don Jennings (1)                   35                Vice President and Treasurer
Joyce Jennings                     63                Vice President
R. Clay Hulette                    38                Vice President and Principal Financial and Accounting Officer

________________
(1)      Don  Jennings is the son of Joyce  Jennings,  Vice  President  of the  Company  and  William C.  Jennings,
         President of the Company.

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

     R. CLAY HULETTE has been employed by the Bank since 1997. He currently serves as Vice President and Treasurer of the Bank and Vice President and Principal Financial and Accounting Officer of the Company. A licensed Certified Public Accountant, he is a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants. He is a member of the Frankfort Rotary Club and The Gideons International and has served as a Board member and officer of those local organizations as well as the Frankfort/Franklin County Chamber of Commerce.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding First Federal's offices at June 30, 2000.

                                                            Book Value                         Deposits at
                                 Year         Owned or      at June 30,      Approximate        June 30,
                               Opened          Leased          2000        Square Footage         2000
                               ------          ------          ----        --------------         ----
                                                  (Dollars in thousands)
Main Office:
216 West Main Street                1989        Owned        $ 1,089           14,400            $ 42,861
Frankfort, Kentucky  40601

Branch Offices:
East Branch                         1971        Owned             94            1,800              22,891
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                         1975        Owned             98            2,480              16,750
1220 US 127 South
Frankfort, Kentucky  40601

     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 2000 was $22,000. First Federal owns a small parcel of land to the rear of the East Branch which is rented to a local business for parking.

     The book value of First Federal's investment in premises and equipment totaled $1.5 million at June 30, 2000.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 2000, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     For certain information regarding the three executive officers of the Company who are not directors, see "Item 1. Description of Business -- Executive Officers Who Are Not Directors."

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


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

         (A)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
                  ----------------------------------------------
         (1) Financial Statements. The following consolidated financial statements are incorporated by from Item 8 hereof:

                  Independent Auditors' Report

                  Consolidated Statements of Financial Condition as of June 30,
                    2000 and 1999

                  Consolidated Statements of Earnings for the years ended June
                    30, 2000, 1999, and 1998

                  Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the years ended June
                    30, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements for the years ended
                    June 30, 2000, 1999 and 1998

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K is also the Exhibit Index.

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

____________
(*)      Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-83968).
(**)     Incorporated  herein by reference from the Company's  Annual Report on Form 10-K for the fiscal year ended
         June 30, 1995.
(+)      Management contract or compensatory plan or arrangement.

         (B)      REPORTS ON FORM 8-K.  None.
                  -------------------

         (C)      EXHIBITS.  The exhibits  required by Item 601 of Regulation
                  --------
S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

         (D)      FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL
                  -------------------------------------------------------
                  REPORT.
                  -------
There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRANKFORT FIRST BANCORP, INC.


September 25, 2000                     By: /s/ William C. Jennings
                                           -------------------------------
                                           William C. Jennings
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William C. Jennings                                     September 25, 2000
-----------------------------------------
William C. Jennings
President, Chief Executive Officer and Chairman
of the Board
(Principal Executive Officer)


/s/ R. Clay Hulette                                         September 26, 2000
-----------------------------------------
R. Clay Hulette
Vice President
(Principal Financial and Accounting Officer)


/s/ Danny A. Garland                                        September 26, 2000
-----------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton                                       September 26, 2000
-----------------------------------------
Charles A. Cotton, III
Director


/s/ David Eddins                                            September 27, 2000
-----------------------------------------
David Eddins
Director


/s/ William M. Johnson                                      September 26, 2000
-----------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                                           September 26, 2000
-----------------------------------------
Frank McGrath
Director


/s/ Herman D. Regan, Jr.                                    September 26, 2000
-----------------------------------------
Herman D. Regan, Jr.
Director

/s/ C. Michael Davenport                                    September 26, 2000
-----------------------------------------
C. Michael Davenport
Director