Form 10-Q
period 2000-09-30
FRANKFORT FIRST BANCORP INC
filed 2000-11-13
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 2000: 1,246,108

Page 1 of  12 pages

                                    CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
         -----------------------------------------------------------------------

Item 1   Consolidated Statements of Financial Condition at
         September 30, 2000 and June 30, 2000                                 3

         Consolidated Statements of Earnings for the three
         months ended September 30, 2000 and 1999                             4

         Consolidated Statements of Cash Flows for the three
         months ended September 30, 2000 and 1999                             5

         Notes to Consolidated Financial Statements                           6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                           8

PART II. OTHER INFORMATION
         -----------------

Item 1   Legal Proceedings 11

Item 2   Changes in Securities                                               11

Item 3   Defaults upon Senior Securities                                     11

Item 4   Submission of Matters to a
         Vote of Security Holders                                            11

Item 5.  Other Information 11

Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                   12
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                September 30,  June 30,
                                                                    2000        2000
   ASSETS
Cash and due from banks                                        $     175    $     133
Interest-bearing deposits in other financial institutions          1,458          845
                                                               ---------    ---------
       Cash and cash equivalents                                   1,633          978

Certificates of deposit in other financial institutions              100          100
Investment securities held to maturity- at amortized cost,
    approximate fair market value of $1,976 and $1,965 as of
    September 30, 2000 and June 30, 2000                           1,983        1,979
Loans receivable - net                                           138,441      137,792
Office premises and equipment - at depreciated cost                1,437        1,453
Federal Home Loan Bank stock - at cost                             2,395        2,351
Accrued interest receivable on loans                                 426          413
Accrued interest receivable on investments and
   interest-bearing deposits                                          14           41
Prepaid expenses and other assets                                     61           77
Prepaid federal income taxes                                          90          251
Deferred federal income taxes                                         --           19
                                                               ---------    ---------
       Total assets                                            $ 146,580    $ 145,454
                                                               =========    =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                       $  80,824    $  82,502
Advances from the Federal Home Loan Bank                          45,745       42,108
Other borrowed money                                                  80          373
Advances by borrowers for taxes and insurance                        467          337
Accrued interest payable                                              49           59
Deferred federal income taxes                                          7           --
Other liabilities                                                  1,279        1,251
                                                               ---------    ---------
       Total liabilities                                         128,451      126,630

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                        --           --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                            17           17
   Additional paid-in capital                                      5,876        5,876
   Retained earnings - restricted                                 18,476       18,412
   Less 411,335 and 352,335 shares of treasury stock-at cost      (6,240)      (5,481)
                                                               ---------    ---------
       Total shareholders' equity                                 18,129       18,824
                                                               ---------    ---------
       Total liabilities and shareholders' equity              $ 146,580    $ 145,454
                                                               =========    =========
Book value per share                                           $   14.38    $   14.26
                                                               =========    =========

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                              Threee months ended
                                                                 September 30,
                                                              2000            1999
Interest income
   Loans                                                     $2,594          $2,369
   Investment securities                                         33              27
   Interest-bearing deposits and other                           57              40
                                                             ------          ------
          Total interest income                               2,684           2,436

Interest expense
   Deposits                                                   1,014             961
   Borrowings                                                   668             462
                                                             ------          ------
          Total interest expense                              1,682           1,423
                                                             ------          ------
          Net interest income                                 1,002           1,013

Provision for losses on loans                                    --              --
                                                             ------          ------
          Net interest income after provision for
             losses on loans                                  1,002           1,013

Other operating income                                           14               9

General, administrative and other expense
   Employee compensation and benefits                           237             229
   Occupancy and equipment                                       37              38
   Federal deposit insurance premiums                             4              12
   Franchise and other taxes                                     28              21
   Data processing                                               32              34
   Other operating                                               84              81
                                                             ------          ------
          Total general, administrative
               and other expense                                422             415
                                                             ------          ------
          Earnings before income taxes                          594             607

Federal income taxes
   Current                                                      176             201
   Deferred                                                      26               5
                                                             ------          ------
          Total federal income taxes                            202             206
                                                             ------          ------

          NET EARNINGS                                       $  392          $  401
                                                             ======          ======
            Basic Earnings Per Share                         $ 0.30          $ 0.27
                                                             ======          ======
            Diluted Earnings Per Share                       $ 0.30          $ 0.26
                                                             ======          ======

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended September 30,
                                 (In thousands)

                                                                     2000              1999

Cash flows from operating activities:
   Net earnings for the period                                     $   392           $   401
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net              (4)                2
       Amortization of deferred loan origination (fees) costs           13                (6)
       Depreciation and amortization                                    19                19
       Federal Home Loan Bank stock dividends                          (44)               --
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                   14               (32)
          Prepaid expenses and other assets                             16                55
          Accrued interest payable                                     (10)               (5)
          Other liabilities                                             28               338
          Federal income taxes
             Current                                                   161                60
             Deferred                                                   26                 5
                                                                   -------           -------
               Net cash provided by operating activities               611               837
Cash flows provided by (used in) investing activities:
   Purchase of Federal Home Loan Bank stock                             --              (115)
   Loan principal repayments                                         4,920             6,660
   Loan disbursements                                               (5,582)           (9,755)
   Purchase of office premises and equipment                            (3)              (49)
                                                                   -------           -------
             Net cash used in investing activities                    (665)           (3,259)
Cash flows provided by (used in) financing activities:
   Net decrease in deposit accounts                                 (1,678)           (2,799)
   Proceeds from Federal Home Loan Bank advances                     8,900             7,550
   Repayment of Federal Home Loan Bank advances                     (5,263)           (4,013)
   Proceeds from other borrowed money                                  145               483
   Repayment of other borrowed money                                  (438)             (767)
   Advances by borrowers for taxes and insurance                       130               127
   Dividends paid on common stock                                     (328)             (356)
   Acquisition of treasury stock                                      (759)             (226)
                                                                   -------           -------
             Net cash provided by (used in) by financing
               activities                                              709                (1)
                                                                   -------           -------
Net increase (decrease) in cash and cash equivalents                   655            (2,423)
Cash and cash equivalents at beginning of period                       978             2,591
                                                                   -------           -------
Cash and cash equivalents at end of period                         $ 1,633           $   168
                                                                   =======           =======
Supplemental  disclosure of cash flow  information:
       Cash paid during the period for:
       Federal income taxes                                        $    15           $   140
                                                                   =======           =======
       Interest on deposits and borrowings                         $ 1,692           $ 1,428
                                                                   =======           =======

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           SEPTEMBER 30, 2000 AND 1999

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,306,423 and 1,492,837 for the three month periods ended September 30, 2000 and 1999, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,306,423 and 1,511,954 for the three-month periods ended September 30, 2000 and 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 19,117 for the three-month period ended September 30, 1999. For the three month period ended September 30, 2000, there were no incremental shares related to the assumed exercise of stock options due to the non-dilutive nature of the options during that period. The Company has 239,492 stock options outstanding of which 234,745 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

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

     SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required, without material impact on the Company's financial statements.

     In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

     ASSETS: The Company's total assets increased from $145.5 million at June 30, 2000 to $146.6 million at September 30, 2000, an increase of $1.1 million or 0.8%. The increase in total assets is primarily attributable to an increase in the Company's cash and cash equivalents and an increase in net loans receivable. Cash and cash equivalents increased from $978,000 at June 30, 2000 to $1.6 million at September 30, 2000, an increase of $655,000 or 67.0%. Net loans receivable increased from $137.8 million at June 30, 2000 to $138.4 million at September 30, 2000, an increase of $649,000 or 0.5%.

     LIABILITIES: The Company's total liabilities increased from $126.6 million at June 30, 2000 to $128.5 million at September 30, 2000, an increase of $1.8 million or 1.4%. The increase in total liabilities is primarily attributable to an increase in Advances from the Federal Home Loan Bank ("Advances"). Advances increased from $42.1 million at June 30, 2000 to $45.7 million at September 30, 2000, an increase of $3.6 million or 8.6%. The increase has been utilized to fund new loans, replace lost deposits and to make dividends to the Company. The Company, in turn, has repurchased some of its common stock (see "Stock Repurchase"). Deposits decreased $1.7 million or 2.0% to $80.8 million at September 30, 2000.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $18.8 million at June 30, 2000 to $18.1 million at September 30, 2000, a decrease of $695,000 or 3.7%. This decrease is a result of the Company's net earnings of $392,000 less the Company's dividends accrued or paid during the period of $328,000 less the acquisition of the Company's own stock at a cost of $759,000 (see "Dividends" and "Stock Repurchase"). The Company's book value per share was $14.38 at September 30, 2000 compared to $14.26 at June 30, 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     NET EARNINGS: The Company's net earnings decreased $9,000 or 2.2% to $392,000 for the three months ended September 30, 2000 compared to $401,000 for the three months ended September 30, 1999. This decrease is primarily attributable to a decrease in net interest income of $11,000. The Company's basic earnings per share rose $0.03 or 11.1% from $0.27 per share for the three month period ended September 30, 1999 to $0.30 per share for the three month period ended September 30, 2000. The Company's diluted earnings per share rose $0.04 or 15.4% from $0.26 per share for the three month period ended September 30, 1999 to $0.30 per share for the three month period ended September 30, 2000.

     NET INTEREST INCOME: Net interest income totaled $1.0 million for the three months ended September 30, 2000, a decrease of $11,000 or 1.1% from the same period in 1999. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income increased $248,000 or 10.2% to $2.7 million for the three month period ended September 30, 2000. The increase in interest income from loans was primarily responsible for the increased level of interest income for the period. Interest income from loans increased $225,000 or 9.5% to $2.6 million for the three month period ended September 30, 2000. Interest income from interest-bearing deposits and other increased from $40,000 for the three-month period ended September 30, 1999 to $57,000 for the three month period ended September 30, 2000, an increase of $17,000 or 42.5%. Interest income from investment securities increased from $27,000 for the three month period ended September 30, 1999 to $33,000 for the three month period ended September 30, 2000, an increase of $6,000 or 22.2%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances. The increase in interest income from loans is attributable to both an increase in volume of the Company's loan portfolio as well as an increase in the rate earned on the portfolio.

     INTEREST EXPENSE: Interest expense increased $259,000 or 18.2% to $1.7 million for the three month period ended September 30, 2000. This increase was primarily due to an increase in interest expense on Advances which increased $206,000 or 44.6% from $462,000 for the three month period ended September 30, 1999 to $668,000 for the three month period ended September 30, 2000. The increase is a result of an increase in the average amount of Advances outstanding as well as an increase in the average interest rate paid on those borrowings. Supplementing the increase in interest expense on Advances was an increase of $53,000 or 5.5% in interest expense on deposits, which increased from $961,000 for the three month period ended September 30, 1999, to $1.0 million for the three month period ended September 30, 2000.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for the three month periods ended September 30, 2000 or 1999. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses was appropriate at September 30, 2000 and 1999, which was $101,000 and $100,000, respectively. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $5,000 or 55.6% from $9,000 for the three month period ended September 30, 1999 to $14,000 for the three month period ended September 30, 2000. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $7,000 or 1.7% from $415,000 for the three month period ended September 30, 1999 to $422,000 for the three month period ended September 30, 2000. The increase was comprised of an $8,000, or 3.5%, increase in employee compensation and benefits, due to normal increases, and a $7,000, or 33.3% increase in franchise taxes, which were partially offset by an $8,000, or 66.7%, decline in federal deposit insurance premiums, due to a reduction in premium rates year to year.

     INCOME TAX: The Company's provision for federal income taxes decreased from $206,000 for the three month period ended September 30, 1999 to $202,000 for the three month period ended September 30, 2000. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the three month period ended September 30, 2000 and 33.9% for the three month period ended September 30, 1999.

     NON-PERFORMING ASSETS: At September 30, 2000, the Bank had approximately $135,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.1% of the Bank's net loans. The Bank had $538,000 in loans internally classified as Substandard and no loans classified as Doubtful, or Loss. The Bank has not charged off any loans during the period.

         DIVIDENDS: On September 13, 2000, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.26 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 8.3% from the previous quarterly dividend of $0.24 per share, which was established on September 15, 1999. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on July 14, 2000. At September 30, 2000, the Company had recorded dividends payable of $328,000 for the payment of a dividend on October 13, 2000.

         STOCK REPURCHASES: On June 27, 2000, the Company announced a plan to purchase up to 66,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. That specific program was concluded on September 13, 2000, when the Company announced that it had repurchased 59,000 shares at an average price of $12.88 per share. At the same time it was announced that the Company's Board of Directors had authorized a new program for the purchase of up to 65,000 of the remaining outstanding shares of common stock. Management believes that the repurchase program should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and the repurchase program may improve liquidity in the market for the common stock and result in increased per share earnings and book value per share. The Board will continue to consider stock repurchases and in the future may enact similar programs depending on market conditions, interest rates, and the availability of funds.

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

          Exhibits: Financial Data Schedule as of September 30, 2000.

          Reports on Form 8-K: None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            Frankfort First Bancorp, Inc.


Date: November 10, 2000
                                            /S/  Don D. Jennings
                                            -----------------------------------
 .                                           Don D. Jennings
                                            Vice President
                                            (Authorized Officer)



                                            /S/  R. Clay Hulette
                                            -----------------------------------
                                            R. Clay Hulette
                                            Vice President
                                            (Principal Financial and Accounting
                                            Officer)