Form 10-Q
period 2000-12-31
FRANKFORT FIRST BANCORP INC
filed 2001-02-13
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000


                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 9, 2001: 1,246,108

Page 1 of  13 pages

                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                     PAGE
                  --------------------------------------------------------------

Item 1            Consolidated Statements of Financial Condition at
                  December 31, 2000 and June 30, 2000                        3

                  Consolidated Statements of Earnings for the three
                  months and six months ended December 31,
                  2000 and 1999                                              4

                  Consolidated Statements of Cash Flows for the six
                  months ended December 31, 2000 and 1999                    5

                  Notes to Consolidated Financial Statements                 6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                 8

PART II.          OTHER INFORMATION
                  -----------------

Item 1            Legal Proceedings 12

Item 2            Changes in Securities and Use of Proceeds                  12

Item 3            Defaults upon Senior Securities                            12

Item 4            Submission of Matters to a
                  Vote of Security Holders                                   12

Item 5.           Other Information                                          12

Item 6.           Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                   13
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                    December 31,        June 30,
                                                                       2000              2000
     ASSETS                                                                            (Audited)

Cash and due from banks                                             $    167           $    133
Interest-bearing deposits in other financial institutions              2,095                845
                                                                    --------           --------
       Cash and cash equivalents
                                                                       2,262                978


Certificates of deposit in other financial institutions                  100                100
Investment securities held to maturity- at amortized cost,
    approximate fair market value of $1,998 and $1,965 as of
    December 31, 2000 and June 30, 2000                                1,987              1,979
Loans receivable - net                                               139,149            137,792
Office premises and equipment - at depreciated cost                    1,420              1,453
Federal Home Loan Bank stock - at cost                                 2,476              2,351
Accrued interest receivable on loans                                     431                413
Accrued interest receivable on investments and
   interest-bearing deposits                                              42                 41
Prepaid expenses and other assets                                         41                 77
Prepaid federal income taxes                                             303                251
Deferred federal income taxes                                             --                 19
                                                                    --------           --------
       Total assets                                                 $148,211           $145,454
                                                                    ========           ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                            $ 80,771           $ 82,502
Advances from the Federal Home Loan Bank                              48,090             42,108
Other borrowed money                                                      --                373
Advances by borrowers for taxes and insurance                             25                337
Accrued interest payable                                                  44                 59
Deferred federal income taxes                                             24                 --
Other liabilities                                                      1,249              1,251
                                                                    --------           --------
       Total liabilities                                             130,203            126,630

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                            --                 --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                                17                 17
   Additional paid-in capital                                          5,876              5,876
   Retained earnings - restricted                                     18,549             18,412
   Less 426,335 and 352,335 shares of treasury stock-at cost          (6,434)            (5,481)
                                                                    --------           --------
       Total shareholders' equity                                     18,008             18,824
                                                                    --------           --------
       Total liabilities and shareholders' equity                   $148,211           $145,454
                                                                    ========           ========

Book value per share                                                $  14.45           $  14.26
                                                                    ========           ========

                                     page 3

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                      Six months ended                Three months ended
                                                        December 31,                     December 31,
                                                     2000          1999               2000           1999
Interest income
   Loans                                            $5,246        $4,795              $2,652        $2,426
   Investment securities                                66            46                  33            19
   Interest-bearing deposits and other                 118            90                  61            50
                                                    ------        ------              ------        ------
          Total interest income                      5,430         4,931               2,746         2,495

Interest expense
   Deposits                                          2,020         1,920               1,006           958
   Borrowings                                        1,398           985                 730           524
                                                    ------        ------              ------        ------
          Total interest expense                     3,418         2,905               1,736         1,482
                                                    ------        ------              ------        ------
          Net interest income                        2,012         2,026               1,010         1,013
Provision for losses on loans                           --            --                  --            --
                                                    ------        ------              ------        ------
          Net interest income after provision
             for losses on loans                     2,012         2,026               1,010         1,013

Other operating income                                  25            23                  11            13

General, administrative and other expense
   Employee compensation and benefits                  465           460                 228           231
   Occupancy and equipment                              77            80                  39            42
   Federal deposit insurance premiums                    8            25                   4            13
   Franchise and other taxes                            57            50                  28            29
   Data processing                                      61            66                  30            32
   Other operating                                     173           162                  90            80
                                                    ------        ------              ------        ------
          Total general, administrative
               and other expense                       841           843                 419           427
                                                    ------        ------              ------        ------
          Earnings before income taxes               1,196         1,206                 602           599

Federal income taxes
   Current                                             364           374                 187           173
   Deferred                                             43            36                  18            31
                                                    ------        ------              ------        ------
          Total federal income taxes                   407           410                 205           204
                                                    ------        ------              ------        ------

          NET EARNINGS                              $  789        $  796              $  397         $ 395
                                                    ======        ======              ======        ======

            Basic Earnings Per Share                $ 0.62        $ 0.54              $ 0.32        $ 0.27
                                                    ======        ======              ======        ======
            Diluted Earnings Per Share              $ 0.62        $ 0.53              $ 0.32        $ 0.27
                                                    ======        ======              ======        ======

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended December 31,
                                 (In thousands)

                                                                      2000               1999
Cash flows from operating activities:
   Net earnings for the period                                      $  789            $    796
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net              (8)                  3
       Amortization of deferred loan origination fees                  (19)                 (7)
       Depreciation and amortization                                    36                  40
       Federal Home Loan Bank stock dividends                          (90)                (62)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                  (19)                 (1)
          Prepaid expenses and other assets                             36                  77
          Accrued interest payable                                     (15)                (10)
          Other liabilities                                             (2)                 49
          Federal income taxes
             Current                                                   (52)                (57)
             Deferred                                                   43                  36
                                                                  --------             -------
               Net cash provided by operating activities               699                 864
Cash flows provided by (used in) investing activities:
   Purchase of investment securities designated as held
     to maturity                                                        --                (984)
   Proceeds from maturity of investment securities                      --               1,000
   Purchase of Federal Home Loan Bank stock                            (35)               (228)
   Loan principal repayments                                        10,698              13,436
   Loan disbursements                                              (12,036)            (17,136)
   Purchase of office premises and equipment                            (3)                (54)
                                                                  --------             -------
             Net cash used in investing activities                  (1,376)             (3,966)
Cash flows provided by (used in) financing activities:
   Net decrease in deposit accounts                                 (1,731)             (2,579)
   Proceeds from Federal Home Loan Bank advances                    14,650              18,550
   Repayment of Federal Home Loan Bank advances                     (8,668)            (12,448)
   Proceeds from other borrowed money                                  460                 932
   Repayment of other borrowed money                                  (833)             (1,216)
   Advances by borrowers for taxes and insurance                      (312)               (288)
   Dividends paid on common stock                                     (652)               (703)
   Acquisition of treasury stock                                      (953)               (808)
                                                                  --------             -------
             Net cash provided by financing activities               1,961               1,440
                                                                  --------             -------
Net increase (decrease) in cash and cash equivalents                 1,284              (1,662)
Cash and cash equivalents at beginning of period                       978               2,591
                                                                  --------             -------
Cash and cash equivalents at end of period                        $  2,262             $   929
                                                                  ========             =======
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:

       Federal income taxes                                       $    415             $   430
                                                                  ========             =======
       Interest on deposits and borrowings                        $  3,433             $ 2,915
                                                                  ========             =======

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,278,385 and 1,250,347 for the six and three month periods ended December 31, 2000, respectively, and 1,474,587 and 1,456,338 for the six and three month periods ended December 31, 1999.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,494,915 and 1,477,878 for the six and three month periods ended December 31, 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 20,328 and 21,540 for the six and three month periods ended December 31, 1999. For the six and three month periods ended December 31, 2000, there were no incremental shares related to the assumed exercise of stock options due to the non-dilutive nature of the options during those periods. The Company has 239,492 stock options outstanding of which 234,745 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

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

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

     ASSETS: The Company's total assets increased from $145.5 million at June 30, 2000 to $148.2 million at December 31, 2000, an increase of $2.7 million or 1.9%. The increase in total assets is primarily attributable to an increase in the Company's net loans receivable and an increase in cash and cash equivalents. Net loans receivable increased $1.4 million or 1.0% to $139.1 million at December 31, 2000. Cash and cash equivalents increased by $1.3 million or 131.3% to $2.3 million at December 31, 2000.

     LIABILITIES: The Company's total liabilities increased from $126.6 million at June 30, 2000 to $130.2 million at December 31, 2000, an increase of $3.6 million or 2.8%. The increase in total liabilities is primarily attributable to an increase in Advances from the Federal Home Loan Bank ("Advances"). Advances increased $6.0 million or 14.2% to $48.1 million at December 31, 2000. The increase has been utilized to fund new loans, replace lost deposits and to make dividends to the Company. The Company, in turn, has repurchased some of its common stock (see "Stock Repurchase"). Deposits decreased from $82.5 million at June 30, 2000 to $80.8 million at December 31, 2000, a decrease of $1.7 million or 2.1%.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $18.8 million at June 30, 2000 to $18.0 million at December 31, 2000, a decrease of $816,000 or 4.3%. This decrease is a result of the Company's net earnings of $789,000 less the Company's dividends declared during the period of $652,000 and less the acquisition of the Company's own stock at a cost of $953,000 (see "Dividends" and "Stock Repurchase"). The Company's book value per share was $14.45 at December 31, 2000 compared to $14.26 at June 30, 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     NET EARNINGS: The Company's net earnings decreased $7,000 or 0.9% to $789,000 for the six month period ended December 31, 2000 compared to $796,000 for the six month period ended December 31, 1999. This decrease is primarily attributable to a decrease in net interest income of $14,000. The Company's basic earnings per share rose $0.08 or 14.8% from $0.54 per share for the six month period ended December 31, 1999 to $0.62 per share for the six month period ended December 31, 2000. The Company's diluted earnings per share rose $0.09 or 17.0% from $0.53 per share for the six month period ended December 31, 1999 to $0.62 per share for the six month period ended December 31, 2000. The increase in the per share amounts was due to a decrease in the weighted average number of shares outstanding.

     NET INTEREST INCOME: Net interest income totaled $2.0 million for the six month period ended December 31, 2000, a decrease of $14,000 or 0.7% from the same period in 1999. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income increased $499,000 or 10.1% to $5.4 million for the six month period ended December 31, 2000. The increase in interest income from loans was primarily responsible for the increased level of interest income for the period. Interest income from loans increased $451,000 or 9.4% to $5.2 million for the six month period ended December 31, 2000. Interest income from interest-bearing deposits and other increased from $90,000 for the six month period ended December 31, 1999 to $118,000 for the six month period ended December 31, 2000, an increase of $28,000 or 31.1%. Interest income from investment securities increased from $46,000 for the six month period ended December 31, 1999 to $66,000 for the six month period ended December 31, 2000, an increase of $20,000 or 43.5%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances. The increase in interest income from loans is attributable to both an increase in volume of the Company's loan portfolio as well as an increase in the rate earned on the portfolio.

     INTEREST EXPENSE: Interest expense increased $513,000 or 17.7% to $3.4 million for the six month period ended December 31, 2000. This increase was primarily due to an increase in interest expense on borrowings which increased $413,000 or 41.9% from $985,000 for the six month period ended December 31, 1999 to $1.4 million for the six month period ended December 31, 2000. The increase is a result of an increase in the average amount of Advances outstanding as well as an increase in the average interest rate paid on those borrowings. Supplementing the increase in interest expense on Advances was an increase of $100,000 or 5.2% in interest expense on deposits, which increased to $2.0 million for the six month period ended December 31, 2000.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for the six month periods ended December 31, 2000 or 1999. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses, which was $101,000 and $100,000, was appropriate at December 31, 2000 and 1999, respectively. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $2,000 or 8.7% from $23,000 for the six month period ended December 31, 1999 to $25,000 for the six month period ended December 31, 2000. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $2,000 or 0.2% from $843,000 for the six month period ended December 31, 1999 to $841,000 for the six month period ended December 31, 2000. The decrease was comprised primarily of a $17,000 or 68.0% decrease in Federal deposit insurance premiums and a $5,000 or 7.6% decrease in data processing expense, which were partially offset by an $11,000 or 6.8% increase in other operating expenses and a $7,000 or 14.0% increase in franchise and other taxes. The decrease in Federal deposit insurance premiums is due to a reduction in premium rates year to year. Effective January 1, 2000, the FICO assessment rate for SAIF-insured institutions was reduced from 5.920 basis points to 2.120 basis points. Further reductions in the assessment rate were made for each quarterly period of 2000. As of January 1, 2001, the current FICO assessment rate is set at 1.96 basis points. The increase in other operating expenses was a result of an isolated incident which management does not expect to reoccur.

     INCOME TAX: The Company's provision for federal income taxes decreased from $410,000 for the six month period ended December 31, 1999 to $407,000 for the six month period ended December 31, 2000. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the six month periods ended December 31, 2000 and 1999.

     NON-PERFORMING ASSETS: At December 31, 2000, the Bank had approximately $215,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.2% of the Bank's net loans. The Bank had $47,000 in loans listed as special mention in addition to $587,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. The Bank has not charged off any loans during the period.

     DIVIDENDS: On September 13, 2000, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.26 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 8.3% from the previous quarterly dividend of $0.24 per share, which was established on September 15, 1999. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on October 13, 2000. At December 31, 2000, the Company had recorded dividends payable of $324,000 for the payment of a dividend on January 12, 2001.

     STOCK REPURCHASES: On September 13, 2000, the Company announced a plan to purchase up to 65,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. Management believes that the repurchase program should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and the repurchase program may improve liquidity in the market for the common stock and result in increased per share earnings and book value per share. The Board will continue to consider stock repurchases and in the future may enact similar programs depending on market conditions, interest rates, and the availability of funds. At February 9, 2001, 15,000 shares had been repurchased at an average cost of $12.94 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     NET EARNINGS: The Company's net earnings increased $2,000 or 0.5% to $397,000 for the three months ended December 31, 2000 compared to $395,000 for the three months ended December 31, 1999. This increase is primarily attributable to a decrease in general, administrative and other expense of $8,000. The Company's basic and diluted earnings per share rose $0.05 or 18.5% from $0.27 per share for the three month period ended December 31, 1999 to $0.32 per share for the three month period ended December 31, 2000.

     NET INTEREST INCOME: Net interest income totaled $1.0 million for the three months ended December 31, 2000, a decrease of $3,000 or 0.3% from the same period in 1999. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income increased $251,000 or 10.1% to $2.7 million for the three month period ended December 31, 2000. This was primarily attributed to the increase in interest income from loans which increased $226,000 or 9.3% to $2.7 million for the three month period ended December 31, 2000. Interest income from investment securities increased from $19,000 for the three month period ended December 31, 1999 to $33,000 for the three month period ended December 31, 2000, an increase of $14,000 or 73.7%. Interest income from interest-bearing deposits and other increased from $50,000 for the three month period ended December 31, 1999 to $61,000 for the three month period ended December 31, 2000, an increase of $11,000 or 22.0%. Management believes that generally rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans, and prefers to use excess funds to either make new loans or reduce advances. The increase in interest income from loans is attributable to both an increase in volume of the Company's loan portfolio as well as an increase in the rate earned on the portfolio.

     INTEREST EXPENSE: Interest expense increased $254,000 or 17.1% to $1.7 million for the three month period ended December 31, 2000. This increase was primarily due to an increase in interest expense on borrowings which increased $206,000 or 39.3% from $524,000 for the three month period ended December 31, 1999 to $730,000 for the three month period ended December 31, 2000. The increase is a result of an increase in the average amount of Advances outstanding as well as an increase in the average interest rate paid on those borrowings. Also, the Company experienced an increase of $48,000 or 5.0% in interest expense on deposits, which increased from $958,000 for the three month period ended December 31, 1999, to $1.0 million for the three month period ended December 31, 2000.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans remained constant with no provision for the three month periods ended December 31, 2000 or 1999. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses, which was $101,000 and $100,000, was appropriate at December 31, 2000 and 1999, respectively. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased $2,000 or 15.4% from $13,000 for the three month period ended December 31, 1999 to $11,000 for the three month period ended December 31, 2000. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $8,000 or 1.9% from $427,000 for the three month period ended December 31, 1999 to $419,000 for the three month period ended December 31, 2000. The decrease was primarily the result of a $9,000, or 69.2% decrease in Federal deposit insurance premiums. Offsetting the decrease in Federal deposit insurance premiums was an increase in other operating expense of $10,000 or 12.5%. The reduction in Federal deposit insurance premiums was due to a reduction in premium rates year to year due to the aforementioned reduction in the FICO assessment. The increase in other operating expenses was a result of an isolated incident which management does not expect to reoccur.

     INCOME TAX: The Company's provision for federal income taxes increased from $204,000 for the three month period ended December 31, 1999 to $205,000 for the three month period ended December 31, 2000. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the three month period ended December 31, 2000 and 34.1% for the three month period ended December 31, 1999.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

                                    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The registrant held its Annual Meeting of Stockholders on November 14, 2000.

     (b)  Not applicable.

     (c) The only matter to be voted upon at the Annual Meeting was the election of three individuals as directors.

                  Nominee                   Votes For          Votes Withheld
                  -------                   ---------          --------------
                  William M. Johnson        1,115,679             11,257
                  Frank McGrath             1,114,531             12,405
                  Herman D. Regan, Jr.      1,114,591             12,345

ITEM 5.  OTHER INFORMATION

                                    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits:         None

                  Reports on Form 8-K:      None

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Frankfort First Bancorp, Inc.


Date: February 9, 2001
                                             /S/  Don D. Jennings
                                             ----------------------------------
 .                                            Don D. Jennings
                                             President



                                             /S/  R. Clay Hulette
                                             ----------------------------------
                                             R. Clay Hulette
                                             Vice President and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)