Form 10-Q
period 2001-03-31
FRANKFORT FIRST BANCORP INC
filed 2001-05-11
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2001: 1,246,108

Page 1 of  13 pages

                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                     PAGE
                  --------------------------------------------------------------

Item 1            Consolidated Statements of Financial Condition at
                  March 31, 2001 and June 30, 2000                            3

                  Consolidated Statements of Earnings for the three
                  months and nine months ended March 31,
                  2001 and 2000                                               4

                  Consolidated Statements of Cash Flows for the nine
                  months ended March 31, 2001 and 2000                        5

                  Notes to Consolidated Financial Statements                  6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                  8

PART II.          OTHER INFORMATION
                  -----------------

Item 1            Legal Proceedings                                           12

Item 2            Changes in Securities and Use of Proceeds                   12

Item 3            Defaults upon Senior Securities                             12

Item 4            Submission of Matters to a
                  Vote of Security Holders                                    12

Item 5.           Other Information                                           12

Item 6.           Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                    13
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    March 31,          June 30,
                                                                      2001              2000
                                                                                      (Audited)
     ASSETS
Cash and due from banks                                             $    801          $    133

Interest-bearing deposits in other financial institutions              2,649               845
                                                                    --------          --------
       Cash and cash equivalents
                                                                       3,450               978


Certificates of deposit in other financial institutions                  100               100
Investment securities held to maturity- at amortized cost,
    approximate fair market value of $2,015 and $1,965 as of
    March 31, 2001 and June 30, 2000                                   1,991             1,979
Loans receivable - net                                               137,873           137,792
Office premises and equipment - at depreciated cost                    1,402             1,453
Federal Home Loan Bank stock - at cost                                 2,520             2,351
Accrued interest receivable on loans                                     437               413
Accrued interest receivable on investments and
   interest-bearing deposits                                              15                41
Prepaid expenses and other assets                                         54                77
Prepaid federal income taxes                                             177               251
Deferred federal income taxes                                             --                19
                                                                    --------          --------
      Total assets                                                  $148,019          $145,454
                                                                    ========          ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                            $ 80,853          $ 82,502
Advances from the Federal Home Loan Bank                              47,484            42,108
Other borrowed money                                                      --               373
Advances by borrowers for taxes and insurance                            204               337
Accrued interest payable                                                  57                59
Deferred federal income taxes                                             42                --
Other liabilities                                                      1,301             1,251
                                                                    --------          --------
       Total liabilities                                             129,941           126,630

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                            --                --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                                17                17
   Additional paid-in capital                                          5,876             5,876
   Retained earnings - restricted                                     18,619            18,412
   Less 426,335 and 352,335 shares of treasury stock-at cost          (6,434)           (5,481)
                                                                    --------          --------
       Total shareholders' equity                                     18,078            18,824
                                                                    --------          --------
       Total liabilities and shareholders' equity                   $148,019          $145,454
                                                                    ========          ========

Book value per share                                                $  14.51          $  14.26
                                                                    ========          ========

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Nine months ended                Three months ended
                                                              March 31,                         March 31,
                                                         2001          2000               2001           2000
Interest income
   Loans                                                 $7,907        $7,255              $2,661        $2,460
   Investment securities                                    100            79                  33            33
   Interest-bearing deposits and other                      201           134                  83            44
                                                         ------        ------              ------        ------
          Total interest income                           8,208         7,468               2,777         2,537

Interest expense
   Deposits                                               3,049         2,872               1,029           953
   Borrowings                                             2,119         1,536                 721           550
                                                         ------        ------              ------        ------
          Total interest expense                          5,168         4,408               1,750         1,503
                                                         ------        ------              ------        ------
          Net interest income                             3,040         3,060               1,027         1,034

Provision for losses on loans                                 -             1                   -             1
                                                         ------        ------              ------        ------
          Net interest income after provision for
             losses on loans                              3,040         3,059               1,027         1,033

Other operating income                                       35            32                  10             9

General, administrative and other expense
   Employee compensation and benefits                       711           709                 246           249
   Occupancy and equipment                                  123           125                  46            45
   Federal deposit insurance premiums                        13            30                   4             4
   Franchise and other taxes                                 83            81                  27            31
   Data processing                                           98           103                  36            37
   Other operating                                          252           241                  79            80
                                                         ------        ------              ------        ------
          Total general, administrative
               and other expense                          1,280         1,289                 438           446
                                                         ------        ------              ------        ------
          Earnings before income taxes                    1,795         1,802                 599           596

Federal income taxes
   Current                                                  549           562                 186           188
   Deferred                                                  61            51                  18            15
                                                         ------        ------              ------        ------
          Total federal income taxes                        610           613                 204           203
                                                         ------        ------              ------        ------

          NET EARNINGS                                   $1,185        $1,189              $  395        $  393
                                                         ======        ======              ======        ======

            Basic Earnings Per Share                     $ 0.93        $ 0.83              $ 0.31        $ 0.29
                                                         ======        ======              ======        ======
            Diluted Earnings Per Share                   $ 0.93        $ 0.82              $ 0.31        $ 0.29
                                                         ======        ======              ======        ======

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)

                                                                       2001               2000
Cash flows from operating activities:

   Net earnings for the period                                      $  1,185             $ 1,189
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net               (12)                  1
       Amortization of deferred loan origination (fees) costs            (32)                  8
       Depreciation and amortization                                      55                  61
       Provision for losses on loans                                      --                   1
       Federal Home Loan Bank stock dividends                           (134)                (96)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                      2                  13
          Prepaid expenses and other assets                               23                  71
          Accrued interest payable                                        (2)                (17)
          Other liabilities                                               49                  18
          Federal income taxes
             Current                                                      74                 (79)
             Deferred                                                     61                  51
                                                                    --------             -------
               Net cash provided by operating activities               1,269               1,221

Cash flows provided by (used in) investing activities:
   Purchase of investment securities designated as held to maturity       --              (1,970)
   Proceeds from maturity of investment securities                        --               2,000
   Purchase of Federal Home Loan Bank stock                              (35)               (294)
   Loan principal repayments                                          15,961              18,872
   Loan disbursements                                                (16,010)            (21,784)
   Purchase of office premises and equipment                              (4)                (56)
                                                                    --------             -------
             Net cash used in investing activities                       (88)             (3,232)

Cash flows provided by (used in) financing activities:
   Net decrease in deposit accounts                                   (1,649)             (3,118)
   Proceeds from Federal Home Loan Bank advances                      14,650              33,200
   Repayment of Federal Home Loan Bank advances                       (9,274)            (25,653)
   Proceeds from other borrowed money                                    460               1,877
   Repayment of other borrowed money                                    (833)             (2,111)
   Advances by borrowers for taxes and insurance                        (133)               (122)
   Dividends paid on common stock                                       (977)             (1,018)
   Acquisition of treasury stock                                        (953)             (2,688)
                                                                    --------             -------
             Net cash provided by financing activities                 1,291                 367
                                                                    --------             -------
Net increase (decrease) in cash and cash equivalents                   2,472              (1,644)

Cash and cash equivalents at beginning of period                         978               2,591
                                                                    --------             -------

Cash and cash equivalents at end of period                          $  3,450             $   947
                                                                    ========             =======

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Federal income taxes                                         $    475             $   640
                                                                    ========             =======
       Interest on deposits and borrowings                          $  5,170             $ 4,425
                                                                    ========             =======

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine and three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,267,626 and 1,246,108 for the nine and three month periods ended March 31, 2001, respectively, and 1,434,424 and 1,354,096 for the nine and three month periods ended March 31, 2000.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,267,626 and 1,247,897 for the nine and three month periods ended March 31, 2001, respectively, and 1,446,555 and 1,354,096 for the nine and three month periods ended March 31, 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 1,789 for the three month period ended March 31, 2001, and 12,131 for the nine month period ended March 31, 2000. For the nine month period ended March 31, 2001, and the three month period ended March 31, 2000, there were no incremental shares related to the assumed exercise of stock options due to the non-dilutive nature of the options during those periods. The Company has 239,492 stock options outstanding of which 234,745 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

     ASSETS: The Company's total assets amounted to $148.0 million at March 31, 2001, an increase of $2.6 million or 1.8% over June 30, 2000. The increase in total assets is primarily attributable to an increase in the Company's cash and cash equivalents. Cash and cash equivalents increased $2.5 million or 252.8% to $3.5 million at March 31, 2001. Also increasing was Federal Home Loan Bank stock, which increased by $169,000 or 7.2% to $2.5 million at March 31, 2001.

     LIABILITIES: The Company's total liabilities increased from $126.6 million at June 30, 2000 to $129.9 million at March 31, 2001, an increase of $3.3 million or 2.6%. The increase in total liabilities is primarily attributable to an increase in Advances from the Federal Home Loan Bank ("Advances"). Advances increased $5.4 million or 12.8% to $47.5 million at March 31, 2001. The increase has been utilized to fund new loans, replace lost deposits and to make dividends to the Company. The Company, in turn, has repurchased some of its common stock (see "Stock Repurchase"). Deposits decreased from $82.5 million at June 30, 2000 to $80.9 million at March 31, 2001, a decrease of $1.6 million or 2.0%.

     SHAREHOLDERS' EQUITY: Shareholders' equity decreased from $18.8 million at June 30, 2000 to $18.1 million at March 31, 2001, a decrease of $746,000 or 4.0%. This decrease is a result of the Company's net earnings of $1.2 million less the Company's dividends declared during the period of $977,000 and less the acquisition of the Company's own stock at a cost of $953,000 (see "Dividends" and "Stock Repurchase"). The Company's book value per share was $14.51 at March 31, 2001 compared to $14.26 at June 30, 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     NET EARNINGS: The Company's net earnings decreased $4,000 or 0.3% while remaining relatively unchanged at $1.2 million for the nine month periods ended March 31, 2001 and 2000. The decrease in net earnings is primarily attributable to a decrease in net interest income of $20,000. The Company's basic earnings per share rose $0.10 or 12.0% from $0.83 per share for the nine month period ended March 31, 2000 to $0.93 per share for the nine month period ended March 31, 2001. The Company's diluted earnings per share rose $0.11 or 13.4% from $0.82 per share for the nine month period ended March 31, 2000 to $0.93 per share for the nine month period ended March 31, 2001. The increase in the per share amounts was due to a decrease in the weighted-average number of shares outstanding.

     NET INTEREST INCOME: Net interest income totaled $3.0 million for the nine month period ended March 31, 2001, a decrease of $20,000 or 0.7% from the same period in 2000. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income increased $740,000 or 9.9% to $8.2 million for the nine month period ended March 31, 2001. The increase in interest income from loans was primarily responsible for the increased level of interest income for the period. Interest income from loans increased $652,000 or 9.0% to $7.9 million for the nine month period ended March 31, 2001. Interest income from interest-bearing deposits and other increased from $134,000 for the nine month period ended March 31, 2000 to $201,000 for the nine month period ended March 31, 2001, an increase of $67,000 or 50.0%. Interest income from investment securities increased from $79,000 for the nine month period ended March 31, 2000 to $100,000 for the nine month period ended March 31, 2001, an increase of $21,000 or 26.6%.

     INTEREST EXPENSE: Interest expense increased $760,000 or 17.2% to $5.2 million for the nine month period ended March 31, 2001. This increase was primarily due to an increase in interest expense on borrowings which increased $583,000 or 38.0% to $2.1 million for the nine month period ended March 31, 2001. The increase is a result of an increase in the average amount of Advances outstanding as well as an increase in the average interest rate paid on those borrowings. Supplementing the increase in interest expense on Advances was an increase of $177,000 or 6.2% in interest expense on deposits, which increased to $3.0 million for the nine month period ended March 31, 2001.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans decreased $1,000 or 100.0% as there was no provision for the nine month period ended March 31, 2001, compared to the nine month period from the prior year. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses, which was $101,000, was appropriate at March 31, 2001 and 2000. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $3,000 or 9.4% from $32,000 for the nine month period ended March 31, 2000 to $35,000 for the nine month period ended March 31, 2001. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $9,000 or 0.7% in remaining relatively unchanged at $1.3 million for the nine month periods ended March 31, 2001 and 2000. The decrease was comprised primarily of a $17,000 or 56.7% decrease in Federal deposit insurance premiums and a $5,000 or 4.9% decrease in data processing expense, which were partially offset by an $11,000 or 4.6% increase in other operating expenses. The decrease in Federal deposit insurance premiums is due to a reduction in premium rates year to year. Effective January 1, 2000, the FICO assessment rate for SAIF-insured institutions was reduced from 5.920 basis points to 2.120 basis points. Further reductions in the assessment rate were made for each quarterly period of 2000. As of April 1, 2001, the current FICO assessment rate is set at 1.90 basis points. The increase in other operating expenses was a result of an isolated incident which management does not expect to reoccur.

     INCOME TAX: The Company's provision for federal income taxes decreased from $613,000 for the nine month period ended March 31, 2000 to $610,000 for the nine month period ended March 31, 2001. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.0% for the nine month periods ended March 31, 2001 and 2000.

     NON-PERFORMING ASSETS: At March 31, 2001, the Bank had approximately $253,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.2% of the Bank's net loans. The Bank had $60,000 in loans listed as special mention in addition to $644,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. The Bank has not charged off any loans during the period.

     DIVIDENDS: On September 13, 2000, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.26 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 8.3% from the previous quarterly dividend of $0.24 per share, which was established on September 15, 1999. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on January 12, 2001. At March 31, 2001, the Company had recorded dividends payable of $324,000 for the payment of a dividend on April 13, 2001.

     STOCK REPURCHASES: On September 13, 2000, the Company announced a plan to purchase up to 65,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. Management believes that the repurchase program should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and the repurchase program may improve liquidity in the market for the common stock and result in increased per share earnings and book value per share. The Board will continue to consider stock repurchases and in the future may enact similar programs depending on market conditions, interest rates, and the availability of funds. At May 9, 2001, 15,000 shares had been repurchased at an average cost of $12.94 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     NET EARNINGS: The Company's net earnings increased $2,000 or 0.5% to $395,000 for the three months ended March 31, 2001 compared to $393,000 for the three months ended March 31, 2000. This increase is primarily attributable to a decrease in general, administrative and other expense of $8,000. The Company's basic and diluted earnings per share rose $0.02 or 6.9% from $0.29 per share for the three month period ended March 31, 2000 to $0.31 per share for the three month period ended March 31, 2001. The increase in the per share amounts was due to a decrease in the weighted-average number of shares outstanding.

     NET INTEREST INCOME: Net interest income totaled $1.0 million for the three months ended March 31, 2001, a decrease of $7,000 or 0.7% from the same period in 2000. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income increased $240,000 or 9.5% to $2.8 million for the three month period ended March 31, 2001. This was primarily attributed to the increase in interest income from loans, which increased $201,000 or 8.2% to $2.7 million for the three month period ended March 31, 2001. Interest income from interest-bearing deposits and other increased from $44,000 for the three month period ended March 31, 2000 to $83,000 for the three month period ended March 31, 2001, an increase of $39,000 or 88.6%. Interest income from investment securities remained unchanged at $33,000 for the three month periods ended March 31, 2001 and 2000.

     INTEREST EXPENSE: Interest expense increased $247,000 or 16.4% to $1.8 million for the three month period ended March 31, 2001. This increase was primarily due to an increase in interest expense on borrowings which increased $171,000 or 31.1% from $550,000 for the three month period ended March 31, 2000 to $721,000 for the three month period ended March 31, 2001. The increase is a result of an increase in the average amount of Advances outstanding as well as an increase in the average interest rate paid on those borrowings. Also, the Company experienced an increase of $76,000 or 8.0% in interest expense on deposits, which increased from $953,000 for the three month period ended March 31, 2000, to $1.0 million for the three month period ended March 31, 2001.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans decreased $1,000 or 100.0% as there was no provision for the three month period ended March 31, 2001, compared to the three month period from the prior year. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses, which was $101,000 was appropriate at March 31, 2001 and 2000, respectively. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $1,000 or 11.1% from $9,000 for the three month period ended March 31, 2000 to $10,000 for the three month period ended March 31, 2001. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $8,000 or 1.8% from $446,000 for the three month period ended March 31, 2000 to $438,000 for the three month period ended March 31, 2001. The decrease was primarily the result of a $4,000 or 12.9% decrease in franchise and other taxes. Also contributing to the decrease in general, administrative and other expense was a decrease in employee compensation and other expense of $3,000 or 1.2%.

     INCOME TAX: The Company's provision for federal income taxes increased from $203,000 for the three month period ended March 31, 2000 to $204,000 for the three month period ended March 31, 2001. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 34.1% for each of the three month periods ended March 31, 2001 and 2000.

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






                                    Frankfort First Bancorp, Inc.


Date: May 9, 2001
                                      /S/  Don D. Jennings
                                    ---------------------------------------
 .
                                    Don D. Jennings
                                    President



                                      /S/  R. Clay Hulette
                                    ---------------------------------------
                                    R. Clay Hulette
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting
                                    Officer)