Form 10-K405
period 2001-06-30
FRANKFORT FIRST BANCORP INC
filed 2001-09-28
CIK 930182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-K

                 FOR ALL ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-26360

                          FRANKFORT FIRST BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                             61-1271129
-------------------------------                             --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

216 W. MAIN STREET, FRANKFORT, KENTUCKY                              40601
----------------------------------------                         ------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 17, 2001, the aggregate market value of the 647,766 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $10.4 million based on the closing sales price of $16.11 per share of the registrant's Common Stock on September 17, 2001 as reported on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number  of  shares  of  Common  Stock  outstanding  as of  September  17,  2001:
1,246,108.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001. (Parts I and II)

2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 1,725,000 (as adjusted) shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company's principal business is the business of First Federal. At June 30, 2001, the Company had total assets of $149.9 million, deposits of $82.8 million and shareholder's equity of $18.1 million.

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

LENDING ACTIVITIES

     General.  First  Federal's  principal  lending  activity  consists  of  the origination of loans secured by first mortgages on owner occupied one- to four-family residences in the Bank's lending area, which is limited to the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford. First Federal also originates loans secured by nonowner occupied one- to four-family homes, loans secured by churches, home equity lines of credit, second mortgages and share loans. Additionally, First Federal offers financing for the construction of single family, owner occupied homes. Such financing is available only for, and made directly to, the homeowners. First Federal has from time to time considered originating loans secured by commercial real estate, and may originate such loans in the future on a limited basis.

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

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At June 30, 2001, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                       At June 30,
                                               ---------------------------------------------------------------
                                                     2001                      2000                   1999
                                               ------------------     ------------------      ----------------
                                               Amount        %         Amount        %        Amount       %
                                               ------      ------      ------      -----      ------     -----
                                                                     (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................  $   2,579     1.87%     $      878    0.63%   $     808      0.61%
  One- to four-family residential...........    128,665    93.07         130,880   94.42      124,081     93.74
  Multi-family residential..................        321     0.23              76    0.05           78      0.06
  Other loans (1)...........................      1,500     1.08           1,555    1.12        1,756      1.33
Consumer loans --
  Savings account loans.....................        450     0.33             520    0.38          935      0.71
  Home equity lines of credit...............      4,735     3.42           4,706    3.40        4,705      3.55
                                              ---------    -----      ----------   ------   ---------     -----
                                                138,250   100.00%        138,615  100.00%     132,363    100.00%
                                                          ======                  ======                 ======
Less:
  Loans in process..........................      1,425                      375                  246
  Discounts, deferred loan fees and other...        289                      347                  378
  Loan loss reserve.........................        101                      101                  100
                                              ---------               ----------            ---------
     Total..................................  $ 136,435               $  137,792            $ 131,639
                                              =========               ==========            =========

                                                              At June 30,
                                               -------------------------------------------
                                                       1998                    1997
                                                 -----------------      ------------------
                                                  Amount       %         Amount       %
                                                 -------     -----      -------      -----
                                                          (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................    $    1,270     1.00%     $   1,060    0.87%
  One- to four-family residential...........       118,899    93.47        113,549   93.14
  Multi-family residential..................            80     0.06             58    0.05
  Other loans (1)...........................         1,704     1.34          1,830    1.50
Consumer loans --
  Savings account loans.....................           545     0.43            672    0.55
  Home equity lines of credit...............         4,713     3.70          4,742    3.89
                                                ----------    -----      ---------   -----
                                                   127,211   100.00%       121,911  100.00%
                                                             ======                 ======
Less:
  Loans in process..........................           572                     824
  Discounts, deferred loan fees and other...           211                      99
  Loan loss reserve.........................           100                     100
                                                ----------               ---------
     Total..................................    $  126,328               $ 120,888
                                                ==========               =========

_____________
(1)  Represents primarily church loans.

     The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                          Due After
                                   Due Within             1 Through         Due After
                                 One Year After         5 Years After     5 Years After
                                  June 30, 2001         June 30, 2001     June 30, 2001       Total
                                  -------------         -------------     -------------       -----
                                                         (In thousands)
Real estate loans:
  Construction loans.............   $  2,579              $      --       $       --         $  2,579
  One- to four-family............      4,156                 32,449           92,060          128,665
  Multi-family residential.......         10                     81              230              321
Other loans......................         48                    378            1,074            1,500

Consumer loans:
  Savings account loans..........        450                     --               --              450
  Home equity lines of credit....        717                    293            3,725            4,735
                                    --------              ---------       ----------         --------
    Total........................   $  7,960              $  33,201       $   97,089         $138,250
                                    ========              =========       ==========         ========

     The following table sets forth at June 30, 2001, the dollar amount of all loans due more than one year after June 30, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                       Predetermined           Floating or
                                                                           Rate               Adjustable Rates
                                                                       -------------          ----------------
                                                                                 (In thousands)
Real estate loans:
  One- to four-family residential....................................  $    37,353               $    87,156
  Multi-family residential...........................................           --                       311
  Other loans........................................................          286                     1,166

Consumer loans:
  Home equity lines of credit........................................           --                     4,018
  Savings account loans..............................................           --                        --
                                                                       -----------               -----------
     Total...........................................................  $    37,639               $    92,651
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

                                                                                Year Ended June 30,
                                                                 ----------------------------------------------
                                                                   2001               2000               1999
                                                                 --------           --------           --------
                                                                                   (In thousands)
Originations
  Real estate loans:
    One- to four-family........................................  $  20,620          $  28,309          $  35,353
    Multi-family...............................................        248                 --                 64
    Other......................................................        273                305                 20
    Construction loans.........................................      1,473                836              1,363
  Consumer loans:
    Home equity line of credit.................................      3,020              2,852              3,181
    Savings account loans......................................        306                269                912
                                                                 ---------          ---------          ---------
     Total.....................................................  $  25,940          $  32,571          $  40,893
                                                                 =========          =========          =========

     Other than two loan participations purchased for purposes of community investment and having a balance totaling $59,000 at June 30, 2001, the Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases of loans in the foreseeable future. The Bank may enter into a new program in which new fixed-rate mortgages are sold to the FHLB of Cincinnati, with servicing retained by the Bank.

     One- to Four-Family Residential Lending and Second Mortgage Loans. The Bank historically has been and continues to be an originator of loans secured by owner occupied, one- to four-family residential properties located in its market area. At June 30, 2001, approximately $128.7 million, or 93.1%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties which were primarily owner-occupied, single family residences.

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

     At June 30, 2001, the Bank's loan portfolio included $90.1 million in adjustable-rate one- to four-family residential mortgage loans, or 70.0% of the Bank's one- to four-family residential mortgage loan portfolio.

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

     In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 100%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%.

     The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower's primary residence, they differ from the Bank's traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). All of such loans are underwritten to a maximum of 80% loan-to-value ratio and all are fully amortizing. The Bank has been offering second mortgages up to an overall 90% loan-to-value ratio at a premium rate to qualified borrowers. These loans have a term of seven years and are not covered by private mortgage insurance. At June 30, 2001, the outstanding balance of the first and second mortgages totaled $2.2 million.

     Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have a maximum loan-to-value ratio of 75%, and are originated under the same terms as the Bank's one- to four-family real estate mortgage loans. At June 30, 2001, the Bank had 16 church loans aggregating approximately $1.4 million. In the past the Bank offered small commercial loans secured by property located in its market area. The Bank has been inactive in this type of lending in recent years, but has considered making a limited number of such loans and will likely do so in the future.

     Construction Lending. The Bank offers single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 2001, single-family residential construction loans constituted $2.6 million, or 1.9%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

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

     At June 30, 2001, the Bank's consumer loan balance totaled $5.2 million, or 3.8% of its total loan portfolio. Of the consumer loan balance at June 30, 2001, 91.3% were home equity loans and 8.7% were loans secured by savings deposits at the Bank.

     The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value at a premium rate to qualified borrowers, less the balance of the first mortgage. The amount of the principal of the loan above 80% of the estimated value of the property is not insured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2001, the total outstanding home equity loans amounted to $4.7 million, or 3.5%, of the Bank's total loan portfolio.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2001, loans on savings accounts totaled $450,000, or 0.3%, of the Bank's total loan portfolio.

     Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in the case of First Federal, since all of the Bank's consumer loans are secured loans.

     Loan Solicitation and Processing. First Federal's loan originations are derived from a number of sources, including referrals by real estate agents, depositors and borrowers, walk-in customers, and advertisements in local media. Real estate loans are originated by First Federal's salaried staff loan officers.

     Upon receipt of a loan application from a prospective borrower, a credit report and documentation is requested to verify specific information relating to the loan applicant's employment, income credit standing, and any deposit to be used for a down payment. It is First Federal's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by First Federal. Appraisals are generally required on all purchase loans, all loans to refinance another lender, all loans to refinance First Federal's loans when the existing appraisal is more than five years old and the loan amount does not exceed regulatory limits, and other loans at the loan committee's discretion. A panel of qualified appraisers are approved by the Board annually, and management selects appraisers for specific jobs. Certain Bank employees perform inspections for construction financing and for transactions that do not require a full appraisal. Except when First Federal becomes aware of a particular risk of environmental contamination, First Federal generally does not obtain a formal environmental report on the real estate at the time a loan is made.

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

     The Bank's loan committee analyzes a completed application and may approve or deny the loan if the loan is $270,000 or less and the property is a one- to four-family dwelling, the loan is $150,000 or less and the property is a church, or a home equity line of credit of $100,000 or less. Loans that do not conform to these criteria must be submitted to the Board of Directors for approval.

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

     Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution's unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $2.8 million at June 30, 2001. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 2001, First Federal had no loans classified as loss or doubtful and $648,000 of assets classified as substandard. At June 30, 2001, assets designated as special mention totaled $175,000.

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

     First Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of First Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in First Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-offs and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, First Federal would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value. Any portion of the outstanding loan balance in excess of fair value would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded. If, upon ultimate disposition of the property, the net carrying value of the property exceeds the sales proceeds, a loss would be charged to operations. The Bank has not experienced any such losses in recent years.

         The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated. As indicated above, First Federal has had no loans charged off nor any loan recoveries during these periods.

                                                                           Year Ended June 30,
                                                                       -------------------------
                                                                         2001             2000
                                                                       --------         --------
                                                                               (In thousands)
         Balance at beginning of period..............................  $     101        $    100
         Provision for loan losses...................................         --               1
                                                                       ---------        --------
         Balance at end of period....................................  $     101        $    101
                                                                       =========        ========

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                  June 30,
                                                              --------------------------------------------------
                                                                      2001                      2000
                                                             -----------------------    ------------------------
                                                                          Percent of                  Percent of
                                                                           Loans in                    Loans in
                                                                         Category to                 Category to
                                                              Amount     Total Loans     Amount      Total Loans
                                                              ------     -----------     ------      -----------
                                                                              (Dollars in thousands)
Real estate - mortgage:
  Residential...............................................  $   94          93.2%      $   95           94.5%
  Commercial................................................       1           1.1            1            1.1
Real estate - construction..................................       2           1.9            1            0.6
Consumer....................................................       4           3.8            4            3.8
                                                              ------          ----       ------           ----
Total allowance for loan losses.............................  $  101         100.0%      $  101          100.0%
                                                              ======         =====       ======          =====

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below. For additional information concerning First Federal's policy for placing loans on non-accrual status, see Note A3 of the Notes to Consolidated Financial Statements included in the 2001 Annual Report to Stockholders (the "Annual Report").

                                                                                June 30,
                                                      ----------------------------------------------------------
                                                        2001        2000         1999        1998         1997
                                                      --------    --------     --------    --------     --------
                                                                         (Dollars In thousands)
Accruing loans which are contractually
  past due 90 days or more..........................  $    426    $     502       $  188     $  363       $ 116
Percentage of total loans...........................      0.31%        0.36%        0.14%      0.29%       0.10%
Percentage of total assets..........................      0.28%        0.35%        0.13%      0.27%       0.09%

     At June 30, 2001, the Bank had one loan which was not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms. The loan had a balance of $28,000 and was secured by rental property. Although the loan has been delinquent in the past and management has some concern about the borrower's ability to comply with the loan's repayment terms in the future, management does not expect the Bank to sustain material losses on this loan because of the estimated value of the collateral.

INVESTMENT ACTIVITIES

     First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. First Federal may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require First Federal to maintain an investment in FHLB of Cincinnati stock.

     First Federal makes investments in order to diversify its assets, manage cash flow, obtain yield and maintain the sufficient levels of liquid assets. The Bank currently maintains an investment portfolio consisting primarily of deposits in other financial institutions and U.S. Government agency issues. Investment decisions generally are made by First Federal's Investment Committee and approved by the Board of Directors. In the future, the Investment Committee may consider other investment options and investment strategies, including but not limited to FHLB Certificates of Deposit, U.S. Treasury issues, Federal agency issues, and mortgage-backed securities.

     First Federal has the ability and it is management's intention to hold the Bank's investment securities to maturity. Therefore, First Federal carries these securities at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the security.

     The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.

                                                                               June 30,
                                                                       -------------------------
                                                                         2001             2000
                                                                       --------         --------
                                                                              (In thousands)
         Investment securities:
         U.S. Government agency issues...............................  $   1,995        $  1,979
         Interest-earning deposits and certificates of deposit.......      6,077             945
         FHLB stock..................................................      2,566           2,351
                                                                       ---------        --------
             Total investments.......................................  $  10,638        $  5,275
                                                                       =========        ========

     The  following  table  sets  forth  information   regarding  the  scheduled
maturities, market value and weighted average yields for First Federal's investments, excluding FHLB stock, at June 30, 2001.

                                                                         At June 30, 2001
                                                          ---------------------------------------------------
                                                           One Year or Less      Total Investment Portfolio
                                                          -------------------    ----------------------------
                                                          Carrying    Average     Carrying   Market   Average
                                                           Value        Yield      Value      Value    Yield
                                                          --------    -------     --------   ------   -------
                                                                        (Dollars in thousands)
Investment securities:
  Federal agency issued bonds.............................  $  1,995    6.44%     $  1,995    $ 2,013   6.44%
Interest-earning deposits and certificates of deposit.....     6,077    3.89         6,077      6,077   3.89
                                                            --------              --------    -------
    Total.................................................  $  8,072              $  8,072    $ 8,090
                                                            ========              ========    =======

For additional information, see Notes A-2 and B of the Notes to Consolidated Financial Statements included in the 2001 Annual Report to Stockholders (the "Annual Report").

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

     Savings deposits in First Federal at June 30, 2001 were represented by the various types of savings programs described below.

Interest       Minimum                                                      Minimum    Balance in     Percentage of
Rate (1)         Term                   Category                            Amount      Thousands     Total Savings
--------       -------                  --------                            ------     -----------    -------------
3.00%          None                 Passbook                              $     100     $   9,418           11.37%
3.00           None                 Christmas Savings                           N/A           149            0.18
3.00           None                 NOW                                         300         2,311            2.79
3.00           None                 Home Equity                                 N/A            36            0.04
3.10           None                 Golden 50                                   300         2,490            3.01
3.09           None                 Super NOW                                 1,000           669            0.81
3.25           None                 MMDA                                      1,000         3,563            4.30
  --           None                 Noninterest-bearing                         300           376            0.45
                                                                                        ---------           -----
                                                                                           19,012           22.95
                                    Certificates of Deposit
                                    -----------------------

4.13%          91-Days              Fixed Term, Fixed Rate                      500           680            0.82
4.35           182-Days             Fixed-Term, Fixed Rate                      500         2,612            3.15
6.73           7-month              Fixed-Term, Fixed Rate (2)                5,000         1,859            2.24
5.02           9-month              Fixed-Term, Fixed Rate                      500        10,568           12.76
6.28           9-month              Fixed-Term, Fixed Rate                      500         4,106            4.96
4.64           12-month             Fixed-Term, Fixed Rate                      500         8,635           10.43
5.75           15-month             Fixed-Term, Fixed Rate                      500             0            0.00
4.73           18-month             Fixed-Term, Fixed Rate                      500           185            0.22
6.82           21-month             Fixed-Term, Fixed Rate                      500         8,532           10.30
5.00           24-month             Fixed-Term, Fixed Rate                      500         4,183            5.05
4.99           30-month             Fixed-Term, Fixed Rate                      500         2,550            3.08
5.92           36-month             Fixed-Term, Fixed Rate                      500        12,318           14.87
6.05           60-month             Fixed-Term, Fixed Rate                      500         2,986            3.61
5.60           72-month             Fixed Term, Fixed Rate                      500           224            0.27
4.65           12-month             Variable IRA                                100         2,174            2.62
4.50           12-month             Fixed-Term, Variable Rate                   500           587            0.71
4.79           24-month             Fixed-Term, Variable Rate (3)               500         1,588            1.92
3.00           Varies               Other                                       N/A            30            0.04
                                                                                        ---------           -----
                                                                                           63,817           77.05
                                                                                        ---------          ------
                                                                                        $  82,829          100.00%
                                                                                        =========          ======

____________
(1)  Represents weighted average interest rate.
(2) Account holder may withdraw all or part of the account balance after 30 days.
(3) Account holder has a one-time option to increase the interest rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                                     Year Ended June 30,
                               ------------------------------------------------------------------
                                        2001                  2000                    1999
                               -------------------   --------------------    --------------------
                               Interest-             Interest-               Interest-
                               Bearing               Bearing                 Bearing
                               Demand       Time     Demand       Time       Demand       Time
                               Deposits   Deposits   Deposits    Deposits    Deposits    Deposits
                               --------   --------   --------    --------    --------    --------
                                                      (Dollars in thousands)
Average balance..............  $  8,656   $ 62,817   $   9,127   $  64,073   $   8,945   $ 63,692
Average rate.................      3.21%      5.61%       3.20%       5.14%      3.17%       5.21%

         The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 2001.
                                                          Certificates
      Maturity Period                                      of Deposit
      ---------------                                     ------------
                                                          (In thousands)

      Three months or less...............................   $   1,071
      Over three through six months......................       1,940
      Over six through 12 months.........................       4,101
      Over 12 months.....................................       3,775
                                                            ---------
               Total.....................................   $  10,887
                                                            =========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 2001, First Federal had $47.1 million in advances outstanding from the FHLB of Cincinnati.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                                         At June 30,
                                                                -----------------------------
                                                                   2001                2000
                                                                ---------           ---------
                                                                     (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances...............................................  $  47,128           $  42,108
  Other loans.................................................         --                 373
                                                                ---------           ---------
     Total....................................................  $  47,128           $  42,481
                                                                =========           =========
Weighted average rate paid on:
  FHLB advances...............................................       6.10%              6.12%
  Other loans.................................................        n/a               9.25%

                                                                         For the Year
                                                                         Ended June 30,
                                                                -------------------------------
                                                                   2001                2000
                                                                ---------           ---------
                                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
   FHLB advances..............................................  $  48,235           $  42,108
   Other loans................................................        395                 373

                                                                         For the Year
                                                                        Ended June 30,
                                                                -----------------------------
                                                                   2001                2000
                                                                ---------           ---------
                                                                    (Dollars in thousands)
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances...............................................  $   2,299           $   3,758
  Other loans.................................................         91                 177

Approximate weighted average rate paid on: (1)
  FHLB advances...............................................       6.13%              5.83%
  Other loans ................................................       9.25%              8.35%

__________
(1) Weighted average computed by dividing total interest paid by average balance outstanding.

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

     Franklin County has a population of approximately 46,000, of which approximately 28,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 39% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 1-2% in recent years.

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

EMPLOYEES

     As of June 30, 2001, First Federal had 26 full-time employees, none of whom was represented by a collective bargaining agreement.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000, with full compliance required by July 1, 2001.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (or 3.0% if the association is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2001, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. At June 30, 2001, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2001.

                                                                                        Percent of
                                                                         Amount         Assets (1)
                                                                         ------         -----------
                                                                          (Dollars in thousands)
         Tangible capital.............................................   $ 18,289          12.2%
         Tangible capital requirement.................................      2,249           1.5
                                                                         --------          ----
         Excess.......................................................   $ 16,040          10.7%
                                                                         ========         =====

         Core capital.................................................   $ 18,289          12.2%
         Core capital requirement.....................................      5,997           4.0  (2)
                                                                         --------          ----
         Excess.......................................................   $ 12,292           8.2%
                                                                         ========          ====

         Risk-based capital...........................................   $ 18,390          24.8%
         Risked-based capital requirement.............................      5,930           8.0
                                                                         --------          ----
         Excess.......................................................   $ 12,460          16.8%
                                                                         ========         =====

_____________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements and risk-weighted assets for purposes of the risk-based capital requirements.
(2) The higher core capital ratio requirement is used to maintain confidentiality of the Bank's CAMELS rating.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 2001, approximately 99.6% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments, as currently defined.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 2001, of $2.6 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2001, the Bank had $47.1 million in advances and other borrowings from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts up to $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2001, the Bank met its reserve requirements.

TAXATION

     First Federal files its tax return based on a fiscal year ending June 30. The Company and the Bank will file separate tax returns for fiscal 2001.

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

     Legislation enacted in 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture could have been delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Under such legislation, the Bank is required to recapture approximately $140,000 of its bad debt reserve. The Bank has provided deferred taxes on its post-1987 additions to its bad debt reserves and, as a result, the recapture provisions will have no effect on the Bank's results of operations.

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

     During the fiscal year ended June 30, 2000 First Federal's federal corporate income tax returns for the years ended June 30, 1999, 1998 and 1997 were audited by the Internal Revenue Service. Additional income tax and interest of approximately $9,000 has been charged against income for the year ended June 30, 2000.

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

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.

                                 Age at
                                June 30,
Name                              2001               Title
----                            ---------            -----

Don Jennings (1)                   36                President
R. Clay Hulette                    39                Vice President, Treasurer and Principal Financial and
                                                         Accounting Officer

__________
(1)      Don Jennings is the son of William C. Jennings, Chairman of the Company.

     DON JENNINGS has been employed by the Bank since 1991. In addition to serving as President of the Company, he currently serves as Executive Vice
President, Secretary and a Director of the Bank. He serves as Treasurer of Frankfort/Franklin County CrimeStoppers.

     R. CLAY HULETTE has been employed by the Bank since 1997. He currently serves as Vice President and Treasurer of the Bank and Vice President, Treasurer and Principal Financial and Accounting Officer of the Company. A licensed Certified Public Accountant, he is a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants. He is a member of the Frankfort Rotary Club and The Gideons International and has served as a Board member and officer of those local organizations as well as the Frankfort/Franklin County Chamber of Commerce.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding First Federal's offices at June 30, 2001.

                                                             Book Value                         Deposits at
                                    Year       Owned or      at June 30,      Approximate        June 30,
                                   Opened      Leased          2001        Square Footage         2001
                                   ------      ------          ----        --------------         ----
                                                  (Dollars in thousands)
MAIN OFFICE:
216 West Main Street                1989        Owned        $   1,060         14,400            $ 43,199
Frankfort, Kentucky  40601

BRANCH OFFICES:
East Branch                         1971        Owned               90          1,800              22,559
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                         1975        Owned               93          2,480              17,071
1220 US 127 South
Frankfort, Kentucky  40601

     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 2001 was $20,000. First Federal owns a small parcel of land to the rear of the East Branch which is rented to a local business for parking.

     The book value of First Federal's investment in premises and equipment totaled $1.4 million at June 30, 2001.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 2001, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

                  Independent Auditors' Report

                  Consolidated Statements of Financial Condition as of June 30,
                     2001 and 2000

                  Consolidated Statements of Earnings for the years ended June
                     30, 2001, 2000, and 1999

                  Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the years ended June
                     30, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements for the years ended
                     June 30, 2001, 2000 and 1999

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

     No.        Description
     --         -----------

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

_____________
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-83968).
(**) Incorporated  herein by reference from the Company's  Annual Report on Form
     10-K for the fiscal year ended June 30, 1995.
(+)  Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. None.
         -------------------

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-K are
          --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (d) FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         ---------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRANKFORT FIRST BANCORP, INC.


September 11, 2001                   By: /s/ Don Jennings
                                         ---------------------------------------
                                         Don Jennings
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Don Jennings                                              September 11, 2001
-------------------------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William C. Jennings                                       September 11, 2001
-------------------------------------------------------
Chairman of the Board


/s/ R. Clay Hulette                                           September 11, 2001
-------------------------------------------------------
R. Clay Hulette
Vice President
(Principal Financial and Accounting Officer)


/s/ Danny A. Garland                                          September 11, 2001
-------------------------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton                                         September 11, 2001
-------------------------------------------------------
Charles A. Cotton, III
Director


/s/ David Eddins                                              September 11, 2001
-------------------------------------------------------
David Eddins
Director


/s/ William M. Johnson                                        September 11, 2001
-------------------------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                                             September 11, 2001
----------------------------------------------
Frank McGrath
Director


/s/ Herman D. Regan, Jr.                                      September 11, 2001
-------------------------------------------------------
Herman D. Regan, Jr.
Director

/s/ C. Michael Davenport                                      September 11, 2001
-------------------------------------------------------
C. Michael Davenport
Director