Form 10-Q
period 2001-09-30
FRANKFORT FIRST BANCORP INC
filed 2001-11-14
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-  EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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
Yes     X     No
     -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 2001: 1,246,108

Page 1 of  13 pages

                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                     PAGE
                  --------------------------------------------------------------

Item 1            Consolidated Statements of Financial Condition at
                  September 30, 2001 and June 30, 2001                        3

                  Consolidated Statements of Earnings for the three
                  months ended September 30, 2001 and 2000                    4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2001 and 2000                    5

                  Notes to Consolidated Financial Statements                  6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                  8

PART II.          OTHER INFORMATION
                  -----------------

Item 1            Legal Proceedings                                           12

Item 2            Changes in Securities and Use of Proceeds                   12

Item 3            Defaults upon Senior Securities                             12

Item 4            Submission of Matters to a
                  Vote of Security Holders                                    12

Item 5.           Other Information                                           12

Item 6.           Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                    13
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                       September 30,         June 30,
                                                                            2001               2001
                                                                                            (Audited)
     ASSETS

Cash and due from banks                                                $          614    $          740
Interest-bearing deposits in other financial institutions                       4,776             5,977
                                                                       --------------      ------------
       Cash and cash equivalents                                                5,390             6,717

Certificates of deposit in other financial institutions                           100               100
Investment securities held to maturity - at amortized cost,
    approximate fair market value of $1,012 and $2,013 as of
    September 30, 2001 and June 30, 2001                               $          997      $      1,995
Loans receivable - net                                                        138,672           136,435
Office premises and equipment - at depreciated cost                             1,405             1,421
Federal Home Loan Bank stock - at cost                                          2,611             2,566
Accrued interest receivable on loans                                              466               433
Accrued interest receivable on investments and
   interest-bearing deposits                                                       10                42
Prepaid expenses and other assets                                                  70                79
Prepaid federal income taxes                                                       --                68
                                                                       --------------      ------------
       Total assets                                                    $      149,721      $    149,856
                                                                       ==============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                               $       82,993      $     82,829
Advances from the Federal Home Loan Bank                                       46,521            47,128
Advances by borrowers for taxes and insurance                                     477               344
Accrued interest payable                                                           71                54
Accrued federal income taxes                                                      104                --
Deferred federal income taxes                                                     112                93
Other liabilities                                                               1,291             1,274
                                                                       --------------      ------------
       Total liabilities
                                                                              131,569           131,722

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                                     --                --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                                         17                17
   Additional paid-in capital                                                   5,876             5,876
   Retained earnings - restricted                                              18,693            18,675
   Less 426,335 shares of treasury stock-at cost                               (6,434)           (6,434)
                                                                       --------------      ------------
       Total shareholders' equity                                              18,152            18,134
                                                                       --------------      ------------
       Total liabilities and shareholders' equity                      $      149,721      $    149,856
                                                                       ==============      ============

Book value per share                                                   $        14.57      $      14.55
                                                                       ==============      ============

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                            Three months ended
                                                              September 30,
                                                            2001          2000
Interest income
   Loans                                                 $  2,559       $  2,594
   Investment securities                                       29             33
   Interest-bearing deposits and other                         86             57
                                                         --------       --------
          Total interest income                             2,674          2,684

Interest expense
   Deposits                                                   986          1,014
   Borrowings                                                 721            668
                                                         --------       --------
          Total interest expense                            1,707          1,682
                                                         --------       --------
          Net interest income                                 967          1,002


Provision for losses on loans                                   1             --
                                                         --------       --------
          Net interest income after provision for
             losses on loans                                  966          1,002


Other operating income                                         18             14

General, administrative and other expense
   Employee compensation and benefits                         258            237
   Occupancy and equipment                                     41             37
   Federal deposit insurance premiums                           4              4
   Franchise and other taxes                                   14             28
   Data processing                                             31             32
   Other operating                                             78             84
                                                         --------       --------
          Total general, administrative
               and other expense                              426            422
                                                         --------       --------
          Earnings before income taxes                        558            594

Federal income taxes
   Current                                                    172            176
   Deferred                                                    19             26
                                                         --------       --------
          Total federal income taxes                          191            202
                                                         --------       --------

          NET EARNINGS                                   $    367       $    392
                                                         ========       ========
            Basic Earnings Per Share                     $   0.30       $   0.30
                                                         ========       ========
            Diluted Earnings Per Share                   $   0.29       $   0.30
                                                         ========       ========

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended September 30,
                                 (In thousands)

                                                                            2001               2000
Cash flows from operating activities:
   Net earnings for the period                                         $          367       $       392
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net                         (2)               (4)
       Amortization of deferred loan origination (fees) costs                     (15)               13
       Depreciation and amortization                                               20                19
       Provision for losses on loans                                                1                --
       Federal Home Loan Bank stock dividends                                     (45)              (44)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                              (1)               14
          Prepaid expenses and other assets                                         9                16
          Accrued interest payable                                                 17               (10)
          Other liabilities                                                        17                28
          Federal income taxes
             Current                                                              172               161
             Deferred                                                              19                26
                                                                       --------------       -----------
               Net cash provided by operating activities                          559               611
Cash flows provided by (used in) investing activities:
   Proceeds from maturity of investment securities                              1,000                --
   Loan principal repayments                                                    5,969             4,920
   Loan disbursements                                                          (8,192)           (5,582)
   Purchase of office premises and equipment                                       (4)               (3)
                                                                       --------------       -----------
             Net cash used in investing activities                             (1,227)             (665)
Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                                    164            (1,678)
   Proceeds from Federal Home Loan Bank advances                                   --             8,900
   Repayment of Federal Home Loan Bank advances                                  (607)           (5,263)
   Proceeds from other borrowed money                                              --               145
   Repayment of other borrowed money                                               --              (438)
   Advances by borrowers for taxes and insurance                                  133               130
   Dividends paid on common stock                                                (349)             (328)
   Acquisition of treasury stock                                                   --              (759)
                                                                       --------------       -----------

             Net cash provided by (used in) financing activities                 (659)              709
                                                                       --------------       -----------
Net increase (decrease) in cash and cash equivalents                           (1,327)              655
Cash and cash equivalents at beginning of period                                6,717               978
                                                                       --------------       -----------

Cash and cash equivalents at end of period                                      5,390       $     1,633
                                                                       ==============       ===========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Federal income taxes                                            $           --       $        15
                                                                       ==============       ===========

       Interest on deposits and borrowings                             $        1,690       $     1,692
                                                                       ==============       ===========

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,246,108 and 1,306,423 for the three month periods ended September 30, 2001, and 2000, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,286,343 and 1,306,423 for the three month periods ended September 30, 2001 and 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 40,235 for the three month period ended September 30, 2001. For the three month period ended September 30, 2000, there were no incremental shares related to the assumed exercise of stock options due to the non-dilutive nature of the options during that period. The Company has 239,492 stock options outstanding of which 234,745 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

(4) EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

     An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

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

GENERAL

     The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one- to four-family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one- to four-family residential properties and some churches located in the Bank's primary market area. The Bank also maintains an investment portfolio which may include FHLB stock, FHLB certificates of deposit, U.S. Government Agency-issued bonds, and other investments.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001

     ASSETS: The Company's total assets were $149.7 million at September 30, 2001, a decrease of $135,000 or 0.1% from June 30, 2001. The decrease in total assets is primarily attributable to a decrease in the Company's cash and cash equivalents, which decreased $1.3 million or 19.8% to $5.4 million at September 30, 2001. Also decreasing was investment securities held to maturity, which decreased from $2.0 million at June 30, 2001, to $997,000 at September 30, 2001, a decrease of $998,000 or 50.0%. Loans receivable increased by $2.2 million, or 1.6%, during the three month period, as loans disbursed of $8.2 million exceeded principal repayments of $6.0 million.

     LIABILITIES: The Company's total liabilities stayed relatively stable during the period, decreasing only $153,000 or 0.1% to $131.6 million at September 30, 2001. The decrease in total liabilities is primarily attributable to a decrease in Advances from the Federal Home Loan Bank ("Advances"). Advances decreased $607,000 or 1.3% from $47.1 million at June 30, 2001 to $46.5 million at September 30, 2001. Deposits increased from $82.8 million at June 30, 2001 to $83.0 million at September 30, 2001, an increase of $164,000 or 0.2%.

     SHAREHOLDERS' EQUITY: Shareholders' equity increased $18,000 or 0.1% to $18.2 million at September 30, 2001. This increase is a result of the Company's net earnings of $367,000 less the Company's dividends declared during the period of $349,000. The Company's book value per share was $14.57 at September 30, 2001, compared to $14.55 at June 30, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, AND SEPTEMBER 30, 2000

     NET EARNINGS: The Company's net earnings decreased $25,000 or 6.4% from $392,000 for the three month period ended September 30, 2000, to $367,000 for the three month period ended September 30, 2001. The decrease in net earnings is primarily attributable to a decrease in net interest income of $35,000. The Company's basic earnings per share remained unchanged at $0.30 per share for the three month periods ended September 30, 2001 and 2000. The Company's diluted earnings per share declined $0.01 or 3.3% from $0.30 per share for the three month period ended September 30, 2000 to $0.29 per share for the three month period ended September 30, 2001. The decrease in the diluted earnings per share was primarily due to dilutive effects caused by increases in the value of the Company's outstanding stock options, which has increased due to an increase in the Company's average common stock price.

     NET INTEREST INCOME: Net interest income decreased $35,000 or 3.5% from $1.0 million for the three month period ended September 30, 2000 to $967,000 for the three month period ended September 30, 2001. The decrease was primarily due to an increase in total interest expense.

     INTEREST INCOME: Interest income decreased $10,000 or 0.4% to $2.7 million for the three month period ended September 30, 2001. This was primarily attributable to the decrease in interest income from loans which decreased by $35,000 or 1.3%, which is chiefly the result of lower interest rates earned on these loans caused by refinancings and downward adjustments in adjustable rate mortgages. Management expects this trend to continue and perhaps accelerate in response to general downward movements in interest rate markets. Management also states that it is possible that the level of loans receivable-net could decline as a result of borrowers choosing long-term, fixed-rate mortgages offered by other lenders over the Bank's primary offering of adjustable-rate mortgages. As a portfolio lender, the Bank is reluctant to offer long-term, fixed-rate mortgages when those rates are at historically low levels and for the same reason borrowers may be more likely to eagerly pursue such mortgages. This could likewise have a negative impact on earnings. Interest income from interest-bearing deposits and other increased during the period by $29,000 or 50.9%. This was the result of increased levels of interest-bearing deposits in other financial institutions generated primarily by an increase in deposits and a decrease in investment securities.

     INTEREST EXPENSE: Interest expense increased $25,000 or 1.5% to $1.7 million for the three month period ended September 30, 2001. This increase was primarily due to an increase in interest expense on borrowings which increased $53,000 or 7.9% to $721,000 for the three month period ended September 30, 2001. The increase is primarily a result of an increase in the average amount of Advances outstanding rather than an increase in the average interest rate paid on those borrowings. The average balance of Advances outstanding increased $3.4 million or 7.8% from $43.5 million for the three month period ended September 30, 2000, to $46.9 million for the three month period ended September 30, 2001. Interest expense on deposits decreased $28,000 or 2.8% to $986,000 for the three month period ended September 30, 2001, compared to the same period in 2000, despite an increase in the average level of deposits. Generally, rates paid on deposits have been decreasing in the current quarter and management expects that trend to continue. Management cannot predict whether the rates paid on deposits will decrease at a rate faster than the rates earned on loans; therefore, it is possible that earnings could be negatively impacted by the current and future interest rate environment. Conversely, the rates paid for advances are generally fixed and will not decline. They offer protection in times of increasing interest rates, but could hamper earnings in times such as these where rates have significantly decreased.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans was $1,000 for the three month period ended September 30, 2001, compared to no provision for the three month period from the prior year. This represents an increase of $1,000 or 100.0%. Management believed, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses, which was $102,000 and $101,000 at September 30, 2001 and 2000, respectively, was appropriate. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. There can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $4,000 or 28.6% from $14,000 for the three month period ended September 30, 2000 to $18,000 for the three month period ended September 30, 2001. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $4,000 or 0.9% from $422,000 for the three month period ended September 30, 2000 to $426,000 for the three month period ended September 30, 2001. The increase was due primarily to a $21,000 or 8.9% increase in employee compensation and benefits, which resulted mostly from increased costs associated with the Company's deferred compensation program. The deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price. Partially offsetting the increase in employee compensation and benefits was a $14,000 or 50.0% decrease in franchise and other taxes. The decrease in franchise and other taxes resulted from utilizing state income tax prior year net operating losses. Lower levels of state income tax expense are not expected to reoccur.

     INCOME TAX: The Company's provision for federal income taxes decreased from $202,000 for the three month period ended September 30, 2000 to $191,000 for the three month period ended September 30, 2001. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.2% and 34.0% for the three month periods ended September 30, 2001 and 2000, respectively.

     NON-PERFORMING ASSETS: At September 30, 2001, the Bank had approximately $912,000 in loans 90 days or more past due but still accruing. These delinquent loans represent 0.7% of the Bank's net loans. The Bank had $246,000 in loans listed as special mention in addition to $875,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. The Bank has not charged off any loans during the period.

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 7.7% from the previous quarterly dividend of $0.26 per share, which was established on September 13, 2000. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on July 13, 2001. At September 30, 2001, the Company had recorded dividends payable of $349,000 for the payment of a dividend on October 15, 2001.

     STOCK REPURCHASES: On September 13, 2000, the Company announced a plan to purchase up to 65,000 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock at that time. A total of 15,000 shares were repurchased at an average cost of $12.94 per share during the program, which expired in June of 2001. On November 7, 2001, the Company announced that the Board of Directors had authorized a new program for the purchase of up to 62,000 of the remaining outstanding shares of common stock. Management believes that the repurchase program should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and believes that repurchase programs may improve liquidity in the market for the common stock and may result in increased per share earnings and, depending on price, book value per share. The Board will continue to consider stock repurchases and in the future may enact similar programs depending on market conditions, interest rates, and the availability of funds.

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






                                          Frankfort First Bancorp, Inc.


Date: November 9, 2001
                                          /S/  Don D. Jennings
                                          -------------------------------------
 .                                         Don D. Jennings
                                          President



                                          /S/  R. Clay Hulette
                                          --------------------------------------
                                          R. Clay Hulette
                                          Vice President and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)