Form 10-Q
period 2001-12-31
FRANKFORT FIRST BANCORP INC
filed 2002-02-13
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 11, 2002: 1,246,108

Page 1 of  13 pages

                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                     PAGE
                  --------------------------------------------------------------

Item 1            Consolidated Statements of Financial Condition at
                  December 31, 2001 and June 30, 2001                         3

                  Consolidated Statements of Earnings for the three
                  months and six months ended December 31,
                  2001 and 2000                                               4

                  Consolidated Statements of Cash Flows for the six
                  months ended December 31, 2001 and 2000                     5

                  Notes to Consolidated Financial Statements                  6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                  8

PART II. OTHER INFORMATION
         -----------------

Item 1            Legal Proceedings                                           12

Item 2            Changes in Securities and Use of Proceeds                   12

Item 3            Defaults upon Senior Securities                             12

Item 4            Submission of Matters to a
                  Vote of Security Holders                                    12

Item 5.           Other Information                                           12

Item 6.           Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                    13
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                               December 31,   June 30,
                                                                  2001         2001
                                                                             (Audited)
     ASSETS

Cash and due from banks                                        $     452    $     740
Interest-bearing deposits in other financial institutions          3,182        5,977
                                                               ---------    ---------
       Cash and cash equivalents                                   3,634        6,717

Certificates of deposit in other financial institutions              100          100
Investment securities held to maturity- at amortized cost,
    approximate fair market value of $1,005 and $2,013 as of
    December 31, 2001 and June 30, 2001, respectively                999        1,995

Loans receivable - net                                           136,526      136,435

Office premises and equipment - at depreciated cost                1,411        1,421

Federal Home Loan Bank stock - at cost                             2,647        2,566

Accrued interest receivable on loans                                 407          433
Accrued interest receivable on investments and
   interest-bearing deposits                                          24           42

Prepaid expenses and other assets                                     39           79

Prepaid federal income taxes                                          75           68
                                                               ---------    ---------
       Total assets                                            $ 145,862    $ 149,856
                                                               =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                       $  80,426    $  82,829

Advances from the Federal Home Loan Bank                          45,767       47,128

Advances by borrowers for taxes and insurance                         41          344

Accrued interest payable                                              86           54

Deferred federal income taxes                                        137           93

Other liabilities                                                  1,248        1,274
                                                               ---------    ---------
       Total liabilities                                         127,705      131,722

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                        --           --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                            17           17

   Additional paid-in capital                                      5,876        5,876

   Retained earnings - restricted                                 18,698       18,675

   Less 426,335 shares of treasury stock-at cost                  (6,434)      (6,434)
                                                               ---------    ---------
       Total shareholders' equity                                 18,157       18,134
                                                               ---------    ---------
       Total liabilities and shareholders' equity              $ 145,862    $ 149,856
                                                               =========    =========

Book value per share                                           $   14.57    $   14.55
                                                               =========    =========

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                     Six months ended                Three months ended
                                                       December 31,                      December 31,
                                                    2001          2000               2001           2000
Interest income
   Loans                                           $ 5,056       $ 5,246             $ 2,497       $ 2,652
   Investment securities                                48            66                  19            33
   Interest-bearing deposits and other                 144           118                  58            61
                                                   -------       -------             -------       -------
          Total interest income                      5,248         5,430               2,574         2,746

Interest expense
   Deposits                                          1,904         2,020                 918         1,006
   Borrowings                                        1,431         1,398                 710           730
                                                   -------       -------             -------       -------
          Total interest expense                     3,335         3,418               1,628         1,736
                                                   -------       -------             -------       -------
          Net interest income                        1,913         2,012                 946         1,010

Provision for losses on loans                            1            --                  --            --
                                                   -------       -------             -------       -------
          Net interest income after provision
             for losses on loans                     1,912         2,012                 946         1,010

Other operating income                                  31            25                  13            11

General, administrative and other expense
   Employee compensation and benefits                  504           465                 246           228
   Occupancy and equipment                              85            77                  44            39
   Federal deposit insurance premiums                    8             8                   4             4
   Franchise and other taxes                            41            57                  27            28
   Data processing                                      61            61                  30            30
   Other operating                                     155           173                  77            90
                                                   -------       -------             -------       -------
          Total general, administrative
               and other expense                       854           841                 428           419
                                                   -------       -------             -------       -------
          Earnings before income taxes               1,089         1,196                 531           602

Federal income taxes
   Current                                             323           364                 151           187
   Deferred                                             44            43                  25            18
                                                   -------       -------             -------       -------
          Total federal income taxes                   367           407                 176           205
                                                   -------       -------             -------       -------

          NET EARNINGS                             $   722         $ 789              $  355       $   397
                                                   =======       =======             =======       =======

            Basic Earnings Per Share               $  0.58       $  0.62             $  0.28       $  0.32
                                                   =======       =======             =======       =======
            Diluted Earnings Per Share             $  0.57       $  0.62             $  0.28       $  0.32
                                                   =======       =======             =======       =======

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended December 31,
                                 (In thousands)

                                                                                  2001         2000
Cash flows from operating activities:
   Net earnings for the period                                                  $    722    $    789
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net                            (4)         (8)
       Amortization of deferred loan origination fees                                (40)        (19)
       Depreciation and amortization                                                  40          36
       Provision for losses on loans                                                   1          --
       Federal Home Loan Bank stock dividends                                        (81)        (90)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                                 44         (19)
          Prepaid expenses and other assets                                           40          36
          Accrued interest payable                                                    32         (15)
          Other liabilities                                                          (26)         (2)
          Federal income taxes
             Current                                                                  (7)        (52)
             Deferred                                                                 44          43
                                                                                --------    --------
               Net cash provided by operating activities                             765         699
Cash flows provided by (used in) investing activities:
   Proceeds from maturity of investment securities                                 1,000          --
   Purchase of Federal Home Loan Bank stock                                           --         (35)
   Loan principal repayments                                                      16,383      10,698
   Loan disbursements                                                            (16,435)    (12,036)
   Purchase of office premises and equipment                                         (30)         (3)
                                                                                --------    --------
             Net cash provided by (used in) investing activities                     918      (1,376)
Cash flows provided by (used in) financing activities:
   Net decrease in deposit accounts                                               (2,403)     (1,731)
   Proceeds from Federal Home Loan Bank advances                                      --      14,650
   Repayment of Federal Home Loan Bank advances                                   (1,361)     (8,668)
   Proceeds from other borrowed money                                                 --         460
   Repayment of other borrowed money                                                  --        (833)
   Advances by borrowers for taxes and insurance                                    (303)       (312)
   Dividends paid on common stock                                                   (699)       (652)
   Acquisition of treasury stock                                                      --        (953)
                                                                                --------    --------
             Net cash provided by (used in) financing activities                  (4,766)      1,961
                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                              (3,083)      1,284
Cash and cash equivalents at beginning of period                                   6,717         978
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $  3,634    $  2,262
                                                                                ========    ========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Federal income taxes                                                     $    330    $    415
                                                                                ========    ========
       Interest on deposits and borrowings                                      $  3,303    $  3,433
                                                                                ========    ========

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 2001, are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,246,108 for each of the six and three month periods ended December 31, 2001, and 1,278,385 and 1,250,347 for the six and three month periods ended December 31, 2000, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,276,657 and 1,276,721 for the six and three month periods ended December 31, 2001, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 30,549 and 30,613 for the six and three month periods ended December 31, 2001. For the six and three month periods ended December 31, 2000, there were no incremental shares related to the assumed exercise of stock options due to the non-dilutive nature of the options during those periods. As of December 31, 2001 the Company has 181,859 stock options outstanding of which 177,112 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

(4) EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001

     ASSETS: The Company's total assets decreased from $149.9 million at June 30, 2001 to $145.9 million at December 31, 2001, a decrease of $4.0 million or 2.7%. The decrease in total assets is primarily attributable to a decrease in the Company's cash and cash equivalents, which decreased $3.1 million or 45.9% to $3.6 million at December 31, 2001. Also decreasing was investment securities held to maturity, which decreased $996,000 or 49.9% to $999,000 at December 31, 2001. Loans receivable increased by $91,000, or 0.1%.

     LIABILITIES: The Company's total liabilities decreased $4.0 million or 3.0% to $127.7 million at December 31, 2001. The decrease in total liabilities is primarily attributable to a decrease in deposits of $2.4 million or 2.9% from $82.8 million at June 30, 2001 to $80.4 million at December 31, 2001. Also contributing to the decrease in total liabilities was a decrease in Advances from the Federal Home Loan Bank ("Advances") of $1.4 million or 2.9% to $45.8 million at December 31, 2001.

     SHAREHOLDERS' EQUITY: Shareholders' equity increased $23,000 or 0.1% to $18.2 million at December 31, 2001. This increase is a result of the Company's net earnings of $722,000 less the Company's dividends declared during the period of $699,000. The Company's book value per share was $14.57 at December 31, 2001, compared to $14.55 at June 30, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001, AND DECEMBER 31, 2000

     NET EARNINGS: The Company's net earnings decreased by $67,000 or 8.5% from $789,000 for the six month period ended December 31, 2000, to $722,000 for the six month period ended December 31, 2001. The decrease in net earnings was primarily attributable to a decrease in net interest income of $99,000. The Company's basic earnings per share decreased $0.04 or 6.5% to $0.58 per share for the six month period ended December 31, 2001, compared to $0.62 for the previous period. The Company's diluted earnings per share declined $0.05 or 8.1% from $0.62 per share for the six month period ended December 31, 2000 to $0.57 per share for the six month period ended December 31, 2001.

     NET INTEREST INCOME: Net interest income decreased $99,000 or 4.9% from $2.0 million for the six month period ended December 31, 2000 to $1.9 million for the six month period ended December 31, 2001. The decrease was primarily due to a decrease in total interest income as the average return on the Company's interest-earning assets continued to decline at a faster rate than the average cost of funds. The unprecedented reduction in interest rates by the Federal Open Market Committee has caused a radical overall reduction in market interest rates.
                                     page 7

     INTEREST INCOME: Interest income decreased $182,000 or 3.4% to $5.2 million for the six month period ended December 31, 2001. This was primarily attributable to a decrease in interest income from loans of $190,000 or 3.6%, which is chiefly the result of lower interest rates earned on these loans caused by downward adjustments in adjustable rate mortgages (which comprise approximately 70% of the Company's loan portfolio) and refinancing as borrowers sought to lower their mortgage rates. Management states that it is possible that the level of loans receivable-net could further decline as a result of borrowers choosing long-term, fixed-rate mortgages offered by other lenders over the Bank's primary offering of adjustable-rate mortgages. As a portfolio lender, the Bank is reluctant to offer long-term, fixed-rate mortgages when those rates are at historically low levels and for the same reason borrowers may be more likely to eagerly pursue such mortgages. This could likewise have a negative impact on earnings. Interest income from interest-bearing deposits and other increased during the period by $26,000 or 22.0%. This was the result of increased levels of interest-bearing deposits in other financial institutions generated primarily by an increase in the average balance of deposits and a decrease in investment securities. The Company primarily utilizes short-term vehicles for investment and liquidity purposes. The rates earned on these assets have dropped sharply as well.

     INTEREST EXPENSE: Interest expense decreased $83,000 or 2.4% to $3.3 million for the six month period ended December 31, 2001. This decrease was due to a decrease in interest expense on deposits of $116,000 or 5.7% to $1.9 million for the six month period ended December 31, 2001, but was offset by an increase of $33,000 in interest expense on borrowings. The decrease in interest expense on deposits is a result of a decrease in the average rate paid on deposits, as the average balance of deposits increased slightly for the period. The increase in interest expense on borrowings is a result of an increase in the average balance of advances outstanding. The average rate paid on advances decreased slightly. The average balance of advances outstanding increased $1.1 million or 2.5% from $45.4 million for the six month period ended December 31, 2000, to $46.5 million for the six month period ended December 31, 2001. Generally, rates paid on deposits have been decreasing in the current period. Management has some discretion in reducing rates paid on savings accounts, checking accounts, and short-term certificates of deposit. However, the average cost of longer-term certificates of deposit and long-term borrowings cannot be reduced. Management cannot predict whether the rates paid on deposits will decrease at a rate faster than the rates earned on loans; therefore, it is possible that earnings could be negatively impacted by the current and future interest rate environment. Conversely, the rates paid for advances are generally fixed and will not decline. They offer protection in times of increasing interest rates, but could hamper earnings in times such as these where rates have significantly decreased.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans was $1,000 for the six month period ended December 31, 2001, compared to no provision for the six month period from the prior year. The allowance for losses on loans increased from $101,000 at December 31, 2000 to $102,000 at December 31, 2001. As a percentage of non-performing loans, the allowance for loan losses decreased from 46.9% at December 31, 2000 to 12.8% at December 31, 2001. This decrease was caused by a greater balance of nonperforming loans at December 31, 2001 (see "Non-Performing Assets"). Despite the increase in non-performing loans, Management believes, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses is adequate. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by 1-4 family residential real estate which heretofore has resulted in minimal losses on loans. The decision to adjust the provision for losses on loans in the six month period ended December 31, 2001 was made after careful consideration of these factors. However, there can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $6,000 or 24.0% from $25,000 for the six month period ended December 31, 2000 to $31,000 for the six month period ended December 31, 2001. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $13,000 or 1.5% from $841,000 for the six month period ended December 31, 2000 to $854,000 for the six month period ended December 31, 2001. The increase was due primarily to a $39,000 or 8.4% increase in employee compensation and benefits, which resulted mostly from increased costs associated with the Company's deferred compensation program. The deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price. Partially offsetting the increase in employee compensation and benefits was an $18,000 or 10.4% decrease in other operating expense. The decrease in other operating expense resulted from lower overall costs in various expenses and an incident occurring during the six month period ended December 31, 2000, which management does not expect to reoccur.

     INCOME TAX: The Company's provision for federal income taxes decreased from $407,000 for the six month period ended December 31, 2000 to $367,000 for the six month period ended December 31, 2001. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 33.7% and 34.0% for the six month periods ended December 31, 2001 and 2000, respectively.

     NON-PERFORMING ASSETS: At December 31, 2001, the Bank had approximately $797,000 (0.6% of net loans) in loans 90 days or more past due but still accruing, as compared to $215,000 at December 31, 2000. Also, the Bank had $461,000 in loans listed as special mention and $762,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. All assets listed as non-performing are 1-4 family mortgage loans with a loan-to-value ratio (based on the original appraisal) of less than 80%. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. Management has initiated foreclosure proceedings on some of the loans included in non-performing assets. With others, management is attempting to encourage the borrower to remedy the delinquency although foreclosure remains an option. The Bank has not charged off any loans during the period.

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 7.7% from the previous quarterly dividend of $0.26 per share, which was established on September 13, 2000. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on October 15, 2001. At December 31, 2001, the Company had recorded dividends payable of $349,000 for the payment of a dividend on January 15, 2002.

     STOCK REPURCHASES: On November 7, 2001, the Company announced that the Board of Directors had authorized a new program for the purchase of up to 62,000 of the remaining outstanding shares of common stock. Management believes that the repurchase program should be completed within nine months of commencement. The Board of Directors considers the Company's common stock to be an attractive investment, and believes that repurchase programs may improve liquidity in the market for the common stock and may result in increased per share earnings and, depending on price, book value per share. The Board will continue to consider stock repurchases and in the future may enact similar programs depending on market conditions, interest rates, and the availability of funds.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     NET EARNINGS: The Company's net earnings decreased $42,000 or 10.6% to $355,000 for the three months ended December 31, 2001 compared to $397,000 for the three months ended December 31, 2000. This decrease is primarily attributable to a decrease in net interest income of $64,000. The Company's basic and diluted earnings per share declined $0.04 or 12.5% from $0.32 per share for the three month period ended December 31, 2000 to $0.28 per share for the three month period ended December 31, 2001.

     NET INTEREST INCOME: Net interest income totaled $946,000 for the three month period ended December 31, 2001, a decrease of $64,000 or 6.3% from the same period in 2000. The decrease was primarily due to a decrease in total interest income as the average return on the Company's interest-earning assets continued to decline at a faster rate than the average cost of funds. The unprecedented reduction in interest rates by the Federal Open Market Committee has caused a radical overall reduction in market interest rates.

     INTEREST INCOME: Interest income decreased $172,000 or 6.3% to $2.6 million for the three month period ended December 31, 2001. This was primarily attributable to a decrease in interest income from loans which decreased by $155,000 or 5.8%, which is chiefly the result of lower interest rates earned on these loans caused by downward adjustments in adjustable rate mortgages (which comprise approximately 70% of the Company's loan portfolio) and refinancing as borrowers sought to lower their mortgage rates. Interest income from investment securities decreased from $33,000 for the three month period ended December 31, 2000 to $19,000 for the three month period ended December 31, 2001, a decrease of $14,000 or 42.4%. Interest income from interest-bearing deposits and other decreased from $61,000 for the three month period ended December 31, 2000 to $58,000 for the three month period ended December 31, 2001, a decrease of $3,000 or 4.9%.

     INTEREST EXPENSE: Interest expense decreased $108,000 or 6.2% to $1.6 million for the three month period ended December 31, 2001. This decrease was primarily due to a decrease in interest expense on deposits which decreased $88,000 or 8.7% to $918,000 for the three month period ended December 31, 2001. The decrease in interest expense on deposits is a result of a decrease in the average rate paid on deposits, as the average balance of deposits increased $2.0 million or 2.5% to $81.8 million for the three month period ended December 31, 2001 compared to the prior year. Interest expense on borrowings decreased $20,000 or 2.7% to $710,000 for the three month period ended December 31, 2001, primarily due to a decrease in the average amount of advances outstanding. The average amount of advances outstanding decreased $1.2 million or 2.6% for the three month period ended December 31, 2001, compared to the three month period ended December 31, 2000.

     OTHER OPERATING INCOME: Other operating income increased $2,000 or 18.2% from $11,000 for the three month period ended December 31, 2000 to $13,000 for the three month period ended December 31, 2001. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $9,000 or 2.1% from $419,000 for the three month period ended December 31, 2000 to $428,000 for the three month period ended December 31, 2001. The increase was primarily the result of an $18,000 or 7.9% increase in employee compensation and benefits, which resulted mostly from increased costs associated with the Company's deferred compensation program. The deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price. Partially offsetting the increase in employee compensation and benefits was a $13,000 or 14.4% decrease in other operating expense. The decrease in other operating expense resulted from lower overall costs in various expenses and an incident occurring during the three month period ended December 31, 2000, which management does not expect to reoccur.

     INCOME TAX: The Company's provision for federal income taxes decreased from $205,000 for the three month period ended December 31, 2000 to $176,000 for the three month period ended December 31, 2001. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.1% for the three month period ended December 31, 2000 and 33.1% for the three month period ended December 31, 2001.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

                                    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The registrant held its Annual Meeting of Stockholders on November 12, 2001.

     (b)  Not applicable.

     (c) The only matter to be voted upon at the Annual Meeting was the election of two individuals as directors.

                  Nominee                      Votes For         Votes Withheld
                  -------                      ---------         --------------
                  Charles A. Cotton, III       1,101,924             1,627
                  Danny A. Garland             1,089,447            14,104

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






                                             Frankfort First Bancorp, Inc.


Date: February 11, 2002
                                               /s/  Don D. Jennings
                                             -----------------------------------
                                             Don D. Jennings
                                             President



                                               /s/  R. Clay Hulette
                                             -----------------------------------
                                             R. Clay Hulette
                                             Vice President and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)