Form 10-Q
period 2002-03-31
FRANKFORT FIRST BANCORP INC
filed 2002-05-15
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2002: 1,246,108

Page 1 of  13 pages

                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                     PAGE
                  --------------------------------------------------------------

Item 1            Consolidated Statements of Financial Condition at
                  March 31, 2002 and June 30, 2001                           3

                  Consolidated Statements of Earnings for the three
                  months and nine months ended March 31,
                  2002 and 2001                                              4

                  Consolidated Statements of Cash Flows for the nine
                  months ended March 31, 2002 and 2001                       5

                  Notes to Consolidated Financial Statements                 6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                 7

PART II. OTHER INFORMATION
         -----------------

Item 1            Legal Proceedings                                          11

Item 2            Changes in Securities and Use of Proceeds                  11

Item 3            Defaults upon Senior Securities                            11

Item 4            Submission of Matters to a
                  Vote of Security Holders                                   11

Item 5.           Other Information                                          11

Item 6.           Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                   12

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                          March 31,          June 30,
                                                                            2002               2001
                                                                                             (Audited)
     ASSETS

Cash and due from banks                                                   $     1,478        $      740
Interest-bearing deposits in other financial institutions                       4,273             5,977
                                                                          -----------        -----------
       Cash and cash equivalents                                                5,751             6,717


Certificates of deposit in other financial institutions                           100               100
Investment securities held to maturity- at amortized cost,
    approximate fair market value of $2,013 as of June 30, 2001                    --             1,995
Loans receivable - net                                                        132,811           136,435
Office premises and equipment - at depreciated cost                             1,392             1,421
Federal Home Loan Bank stock - at cost                                          2,676             2,566
Accrued interest receivable on loans                                              405               433
Accrued interest receivable on investments and
   interest-bearing deposits                                                       --                42
Prepaid expenses and other assets                                                  57                79
Prepaid federal income taxes                                                       --                68
                                                                          -----------        ----------
       Total assets                                                       $   143,192        $  149,856
                                                                          ===========        ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $    77,992        $   82,829
Advances from the Federal Home Loan Bank                                       45,283            47,128
Advances by borrowers for taxes and insurance                                     198               344
Accrued interest payable                                                           51                54
Accrued federal income taxes                                                       30                --
Deferred federal income taxes                                                     200                93
Other liabilities                                                               1,296             1,274
                                                                          -----------        ----------
       Total liabilities                                                      125,050           131,722

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                                     --                --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                                         17                17
   Additional paid-in capital                                                   5,876             5,876
   Retained earnings - restricted                                              18,683            18,675
   Less 426,335 shares of treasury stock-at cost                               (6,434)           (6,434)
                                                                          -----------        ----------
       Total shareholders' equity                                              18,142            18,134
                                                                          -----------        ----------
       Total liabilities and shareholders' equity                         $   143,192        $  149,856
                                                                          ===========        ==========

Book value per share                                                      $     14.56        $    14.55
                                                                          ===========        ==========

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                          Nine months ended                Three months ended
                                                              March 31,                        March 31,
                                                         2002           2001              2002           2001
Interest income
   Loans                                               $    7,421     $    7,907         $   2,365      $   2,661
   Investment securities                                       54            100                 7             33
   Interest-bearing deposits and other                        186            201                42             83
                                                       ----------     ----------         ---------      ---------
          Total interest income
                                                            7,661          8,208             2,414          2,777

Interest expense
   Deposits                                                 2,671          3,049               767          1,029
   Borrowings                                               2,116          2,119               686            721
                                                       ----------     ----------         ---------      ---------
          Total interest expense                            4,787          5,168             1,453          1,750
                                                       ----------     ----------         ---------      ---------
          Net interest income                               2,874          3,040               961          1,027

Provision for losses on loans                                   1             --                --             --
                                                       ----------     ----------         ---------      ---------
          Net interest income after provision for
             losses on loans                                2,873          3,040               961          1,027


Other operating income                                         42             35                11             10

General, administrative and other expense
   Employee compensation and benefits                         771            711               267            246
   Occupancy and equipment                                    131            123                45             46
   Federal deposit insurance premiums                          12             13                 4              4
   Franchise and other taxes                                   67             83                27             27
   Data processing                                             91             98                30             36
   Other operating                                            243            252                88             79
                                                       ----------     ----------         ---------      ---------
          Total general, administrative
               and other expense                            1,315          1,280               461            438
                                                       ----------     ----------         ---------      ---------
          Earnings before income taxes                      1,600          1,795               511            599

Federal income taxes
   Current                                                    438            549               167            186
   Deferred                                                   107             61                11             18
                                                       ----------     ----------         ---------      ---------
          Total federal income taxes                          545            610               178            204
                                                       ----------     ----------         ---------      ---------

          NET EARNINGS                                 $    1,055     $    1,185         $     333      $     395
                                                       ==========     ==========         =========      =========

            Basic Earnings Per Share                   $     0.85     $     0.93         $    0.27      $    0.31
                                                       ==========     ==========         =========      =========
            Diluted Earnings Per Share                 $     0.83     $     0.93         $    0.26      $    0.31
                                                       ==========     ==========         =========      =========

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended March 31,
                                 (In thousands)

                                                                      2002        2001
Cash flows from operating activities:
   Net earnings for the period                                     $  1,055    $  1,185
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net               (5)        (12)
       Amortization of deferred loan origination fees                   (50)        (32)
       Depreciation and amortization                                     59          55
       Provision for losses on loans                                      1          --
       Federal Home Loan Bank stock dividends                          (110)       (134)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                    70           2
          Prepaid expenses and other assets                              22          23
          Accrued interest payable                                       (3)         (2)
          Other liabilities                                              22          49
          Federal income taxes
             Current                                                     98          74
             Deferred                                                   107          61
                                                                   --------    --------
               Net cash provided by operating activities              1,266       1,269
Cash flows provided by (used in) investing activities:
   Proceeds from maturity of investment securities                    2,000          --
   Purchase of Federal Home Loan Bank stock                              --         (35)
   Loan principal repayments                                         24,520      15,961
   Loan disbursements                                               (20,847)    (16,010)
   Purchase of office premises and equipment                            (30)         (4)
                                                                   --------    --------
               Net cash provided by (used in) investing
                 activities                                           5,643         (88)
Cash flows provided by (used in) financing activities:
   Net decrease in deposit accounts                                  (4,837)     (1,649)
   Proceeds from Federal Home Loan Bank advances                         --      14,650
   Repayment of Federal Home Loan Bank advances                      (1,845)     (9,274)
   Proceeds from other borrowed money                                    --         460
   Repayment of other borrowed money                                     --        (833)
   Advances by borrowers for taxes and insurance                       (146)       (133)
   Dividends paid on common stock                                    (1,047)       (977)
   Acquisition of treasury stock                                         --        (953)
                                                                   --------    --------
               Net cash provided by (used in) financing
                 activities                                          (7,875)      1,291
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                   (966)      2,472
Cash and cash equivalents at beginning of period                      6,717         978
                                                                   --------    --------
Cash and cash equivalents at end of period                         $  5,751    $  3,450
                                                                   ========    ========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Federal income taxes                                        $    340    $    475
                                                                   ========    ========

       Interest on deposits and borrowings                         $  4,790    $  5,170
                                                                   ========    ========

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine and three month periods ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,246,108 for each of the nine and three month periods ended March 31, 2002, and 1,267,626 and 1,246,108 for the nine and three month periods ended March 31, 2001, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,278,394 and 1,281,768 for the nine and three month periods ended March 31, 2002, respectively, and 1,247,897 for the three month period ended March 31, 2001. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 32,286 and 35,660 for the nine and three month periods ended March 31, 2002. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 1,789 for the three month period ended March 31, 2001. For the nine month period ended March 31, 2001, there were no incremental shares related to the assumed exercise of stock options due to the non-dilutive nature of the options during that period. As of March 31, 2002 the Company had 181,859 stock options outstanding of which 177,112 had an exercise price of $13.80 per share and 4,747 had an exercise price of $14.91 per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations, and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy, changes in interest rates in the nation and the Company's market area generally, loan demand and refinancing activity.

GENERAL

     The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one- to four-family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one- to four-family residential properties and some churches and commercial real estate located in the Bank's primary market area. The Bank also maintains an investment portfolio which may include FHLB stock, FHLB certificates of deposit, U.S. Government Agency-issued bonds, and other investments.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2001

     ASSETS: The Company's total assets decreased by $6.7 million or 4.4% to $143.2 million at March 31, 2002, compared to total assets at June 30, 2001. The decrease in total assets was primarily attributable to a decrease in the Company's loans receivable, which decreased by $3.6 million or 2.7% to $132.8 million at March 31, 2002. Loans receivable decreased primarily as a result of historically low interest rates during the period which induced borrowers to refinance their mortgages with long-term, fixed rate mortgages rather than the Bank's primary product, the adjustable rate mortgage. Also decreasing was investment securities held to maturity, which decreased by $2.0 million or 100.0% to zero at March 31, 2002. The Company's cash and cash equivalents also decreased by $966,000 or 14.4% to $5.8 million at March 31, 2002.

     LIABILITIES: The Company's total liabilities decreased by $6.7 million or 5.1% to $125.1 million at March 31, 2002. The decrease in total liabilities was primarily attributable to a decrease in deposits of $4.8 million or 5.8% from $82.8 million at June 30, 2001 to $78.0 million at March 31, 2002. The decrease in deposits occurred in response to management's efforts to match the decline in the level of interest-earning assets. Also contributing to the decrease in total liabilities was a decrease in Advances from the Federal Home Loan Bank ("Advances") of $1.8 million or 3.9% to $45.3 million at March 31, 2002.

     SHAREHOLDERS' EQUITY: Shareholders' equity was $18.1 million at both March 31, 2002 and June 30, 2001. The Company's net earnings of $1.1 million were distributed to shareholders via the Company's dividends declared during the period. The Company's book value per share was $14.56 at March 31, 2002, compared to $14.55 at June 30, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     NET EARNINGS: The Company's net earnings decreased by $130,000 to 11.0 % or $1.1 million for the nine month eriod ended March 31, 2002, compared to the nine month period ended March 31, 2001. The decrease in net earnings was primarily attributable to a decrease in net interest income of $166,000. The Company's basic earnings per share decreased by $0.08 or 8.6% to $0.85 per share for the nine month period ended March 31, 2002, compared to $0.93 for the previous period. The Company's diluted earnings per share declined $0.10 or 10.8% from $0.93 per share for the nine month period ended March 31, 2001 to $0.83 per share for the nine month period ended March 31, 2002.

     NET INTEREST INCOME: Net interest income decreased by $166,000 or 5.5% to $2.9 million for the nine month period ended March 31, 2002, compared to the same period in 2001. The decrease was primarily due to a decrease in total interest income as the average return on the Company's interest-earning assets continued to decline at a faster rate than the average cost of funds. The unprecedented reduction in interest rates by the Federal Open Market Committee has caused a radical overall reduction in market interest rates.

     INTEREST INCOME: Interest income decreased by $547,000 or 6.7% to $7.7 million for the nine month period ended March 31, 2002. This decrease was primarily attributable to a decrease in interest income from loans of $486,000 or 6.1%, which is chiefly the result of lower interest rates earned on these loans caused by downward adjustments in adjustable rate mortgages (which comprise approximately 70% of the Company's loan portfolio) and refinancing as borrowers sought to lower their mortgage rates. Management states that it is possible that the level of loans receivable-net could further decline as a result of borrowers choosing long-term, fixed-rate mortgages offered by other lenders over the Bank's primary offering of adjustable-rate mortgages. As a portfolio lender, the Bank is reluctant to grow its loan portfolio with long-term, fixed-rate mortgages when those rates are at historically low levels. Understandably, borrowers may be more likely to eagerly pursue such mortgages. This could likewise have a negative impact on earnings. Interest income from investment securities decreased by $46,000 or 46.0% to $54,000 for the nine month period ended March 31, 2002. Since the Company's investment securities matured, the proceeds have been invested in interest-bearing deposits and other. Despite increased average levels of interest-bearing deposits in other financial institutions, interest income from interest-bearing deposits and other decreased by $15,000 or 7.5% to $186,000 for the nine month period ended March 31, 2002. The reason for the decrease is that the rates earned on these assets have dropped sharply as well.

     INTEREST EXPENSE: Interest expense decreased by $381,000 or 7.4% to $4.8 million for the nine month period ended March 31, 2002. This decrease was due primarily to a decrease in interest expense on deposits of $378,000 or 12.4% to $2.7 million for the nine month period ended March 31, 2002. Interest expense on borrowings decreased by $3,000 or 0.1% to $2.1 million during the same period. The decrease in interest expense on deposits is a result of a decrease in the average rate paid on deposits, as the average balance of deposits increased $145,000 or 0.2% to $80.9 million for the nine month period ended March 31, 2002. The decrease in interest expense on borrowings is a result of a decrease in the average rate paid on the Advances. The average balance of Advances outstanding during the period increased $119,000 or 0.3% from $46.1 million for the nine month period ended March 31, 2001, to $46.2 million for the nine month period ended March 31, 2002. Generally, rates paid on deposits have been decreasing in the current period. Management has some discretion in reducing rates paid on savings accounts, checking accounts, and short-term certificates of deposit. However, the average cost of longer-term certificates of deposit and long-term borrowings cannot be reduced. Management cannot predict whether the rates paid on deposits will decrease at a rate faster than the rates earned on loans; therefore, it is possible that earnings could be negatively impacted by the current and future interest rate environment. Conversely, the rates paid for Advances are generally fixed and will not decline. They offer protection in times of increasing interest rates, but could hamper earnings in times such as these where rates have significantly decreased.

     PROVISION FOR LOSSES ON LOANS: The provision for losses on loans was $1,000 for the nine month period ended March 31, 2002, compared to no provision for the nine month period from the prior year. The allowance for losses on loans increased from $101,000 at March 31, 2001 to $102,000 at March 31, 2002. As a percentage of non-performing loans, the allowance for loan losses decreased from 39.9% at March 31, 2001 to 16.6% at March 31, 2002. This decrease was caused by an increase in the balance of nonperforming loans at March 31, 2002 (see "Non-Performing Assets"). Despite the increase in non-performing loans, management believes, on the basis of its analysis of the risk profile of the Company's assets, that the allowance for loan losses is adequate. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by 1-4 family residential real estate which heretofore has resulted in minimal losses on loans. The decision to adjust the provision for losses on loans in the nine month period ended March 31, 2002 was made after careful consideration of these factors. However, there can be no assurance that the allowance will be adequate to cover losses on nonperforming assets in the future.

     OTHER OPERATING INCOME: Other operating income increased by $7,000 or 20.0% from $35,000 for the nine month period ended March 31, 2001 to $42,000 for the nine month period ended March 31, 2002. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased by $35,000 or 2.7% to $1.3 million for the nine month period ended March 31, 2002. The increase was due primarily to a $60,000 or 8.4% increase in employee compensation and benefits, which resulted mostly from increased costs associated with the Company's deferred compensation program. The deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price. Partially offsetting the increase in employee compensation and benefits were decreases in franchise and other taxes and other operating expense. Franchise and other taxes decreased $16,000 or 19.3% to $67,000 for the nine month period ended March 31, 2002, due primarily to tax attributes utilized during the period. Similar tax attributes will not be available for future use. Other operating expense decreased $9,000 or 3.6% to $243,000 for the nine month period ended March 31, 2002. The decrease in other operating expense resulted from lower overall costs in various expenses and an incident occurring during the nine month period ended March 31, 2001, which management does not expect to reoccur.

     INCOME TAX: The Company's provision for federal income taxes decreased from $610,000 for the nine month period ended March 31, 2001 to $545,000 for the nine month period ended March 31, 2002. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.1% and 34.0% for the nine month periods ended March 31, 2002 and 2001, respectively.

     NON-PERFORMING ASSETS: At March 31, 2002, the Bank had approximately $612,000 (0.5% of net loans) in loans 90 days or more past due but still accruing, as compared to $253,000 at March 31, 2001. Also, the Bank had $446,000 in loans listed as special mention and $710,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. All assets listed as non-performing are 1-4 family mortgage loans with a loan-to-value ratio (based on the original appraisal and current principal balance) of less than 80%. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. Management has initiated foreclosure proceedings on some of the loans included in non-performing assets. With others, management is attempting to encourage the borrower to remedy the delinquency although foreclosure remains an option. The Bank has not charged off any loans during the period. On April 8, 2002, the Bank acquired through foreclosure property worth $385,000 based on a current appraisal. The Bank has not written off any amount in connection with the foreclosure and will hold the property as Real Estate Owned ("REO") until such time as it can be sold. The property will be held at cost (approximately $322,000).

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This represented an increase of $0.02 or 7.7% from the previous quarterly dividend of $0.26 per share, which was established on September 13, 2000. The Board of Directors determined that the payment of a dividend was appropriate in light of the Company's capital position and financial condition. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. The Company last paid a dividend on January 15, 2002. At March 31, 2002, the Company had recorded dividends payable of $349,000 for the payment of a dividend on April 15, 2002.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     NET EARNINGS: The Company's net earnings decreased by $62,000 or 15.7% to $333,000 for the three months ended March 31, 2002 compared to $395,000 for the three months ended March 31, 2001. This decrease was primarily attributable to a decrease in net interest income of $66,000. The Company's basic earnings per share declined $0.04 or 12.9% from $0.31 per share for the three month period ended March 31, 2001 to $0.27 per share for the three month period ended March 31, 2002. The Company's diluted earnings per share declined $0.05 or 16.1% from $0.31 to $0.26 per share for the three month periods ended March 31, 2001 and 2002, respectively.

     NET INTEREST INCOME: Net interest income totaled $961,000 for the three month period ended March 31, 2002, a decrease of $66,000 or 6.4% from the same period in 2001. The decrease was primarily due to a decrease in total interest income as the average return on the Company's interest-earning assets continued to decline at a faster rate than the average cost of funds. The unprecedented reduction in interest rates by the Federal Open Market Committee has caused a radical overall reduction in market interest rates.

     INTEREST INCOME: Interest income decreased by $363,000 or 13.1% to $2.4 million for the three month period ended March 31, 2002. This was primarily attributable to a decrease in interest income from loans which decreased by $296,000 or 11.1%, which is chiefly the result of lower interest rates earned on these loans caused by downward adjustments in adjustable rate mortgages (which comprise approximately 70% of the Company's loan portfolio) and refinancing as borrowers sought to lower their mortgage rates. Interest income from interest-bearing deposits and other decreased from $83,000 for the three month period ended March 31, 2001 to $42,000 for the three month period ended March 31, 2002, a decrease of $41,000 or 49.4%. Interest income from investment securities decreased from $33,000 for the three month period ended March 31, 2001 to $7,000 for the three month period ended March 31, 2002, a decrease of $26,000 or 78.8%.

     INTEREST EXPENSE: Interest expense decreased by $297,000 or 17.0% to $1.5 million for the three month period ended March 31, 2002, compared to $1.8 million for the three month period ended March 31, 2001. This decrease was primarily due to a decrease in interest expense on deposits which decreased by $262,000 or 25.5% to $767,000 for the three month period ended March 31, 2002. While the decrease in interest expense on deposits was primarily the result of a decrease in the average rate paid on deposits, the average balance of deposits also decreased. The average balance of deposits decreased by $2.1 million or 2.5% from $80.8 million for the three month period ended March 31, 2001, to $78.7 million for the three month period ended March 31, 2002. Interest expense on borrowings decreased by $35,000 or 4.9% to $686,000 for the three month period ended March 31, 2002, primarily due to a decrease in the average amount of advances outstanding. The average amount of Advances outstanding decreased by $2.2 million or 4.7% to $45.5 million for the three month period ended March 31, 2002, compared to the three month period ended March 31, 2001.

     OTHER OPERATING INCOME: Other operating income increased $1,000 or 10.0% from $10,000 for the three month period ended March 31, 2001 to $11,000 for the three month period ended March 31, 2002. Other operating income is not a significant component of the Company's statement of operations.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased by $23,000 or 5.3% from $438,000 for the three month period ended March 31, 2001 to $461,000 for the three month period ended March 31, 2002. The increase was primarily the result of a $21,000 or 8.5% increase in employee compensation and benefits, which resulted mostly from increased costs associated with the Company's deferred compensation program. The deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price. Also contributing to the increase in general, administrative and other expense was an increase in other operating expense of $9,000 or 11.4%, which increased to $88,000 for the three month period ended March 31, 2002. The increase in other operating expense was primarily related to increased levels of advertising during the period just ended. Partially offsetting the increases in employee compensation and benefits and other operating expense was a $6,000 or 16.7% decrease in data processing expense.

     INCOME TAX: The Company's provision for federal income taxes decreased from $204,000 for the three month period ended March 31, 2001 to $178,000 for the three month period ended March 31, 2002. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 34.1% for the three month period ended March 31, 2001 and 34.8% for the three month period ended March 31, 2002.

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




                                         Frankfort First Bancorp, Inc.


Date: May 14, 2002                       /s/  Don D. Jennings
                                         ---------------------------------------
                                         Don D. Jennings
                                         President



                                         /s/  R. Clay Hulette
                                         ---------------------------------------
                                         R. Clay Hulette
                                         Vice President and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)