Form 10-K
period 2002-06-30
FRANKFORT FIRST BANCORP INC
filed 2002-09-30
CIK 930182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-K

                 FOR ALL ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 20, 2002, the aggregate market value of the 886,713 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $16.4 million based on the closing sales price of $18.45 per share of the registrant's Common Stock on September 20, 2002 as reported on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number  of  shares  of  Common  Stock  outstanding  as of  September  20,  2002:
1,246,108.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts I and II)

2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 1,725,000 (as adjusted) shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company's principal business is the business of First Federal. At June 30, 2002, the Company had total assets of $141.0 million, deposits of $75.9 million and shareholder's equity of $18.1 million.

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

     First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on one- to four-family residences in First Federal's market area. First Federal also originates, to a lesser extent, church loans, home equity loans and other loans. During fiscal year 2002, First Federal established Main Street Financial Services, Inc. as a wholly owned subsidiary. This subsidiary was formed for the purposes of offering certain types of non-deposit investment products to the Bank's customers.

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

LENDING ACTIVITIES

     General.  First  Federal's  principal  lending  activity  consists  of  the origination of loans secured by first mortgages on owner occupied one- to four-family residences in the Bank's lending area, which is limited to the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford. First Federal also originates loans secured by nonowner occupied one- to four-family homes, loans secured by churches, home equity lines of credit, second mortgages and share loans. Additionally, First Federal offers financing for the construction of single family, owner occupied homes. Such financing is available only for, and made directly to, the homeowners. First Federal from time to time considers and may originate loans secured by commercial real estate on a limited basis.

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

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At June 30, 2002, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                        At June 30,
                                               ----------------------------------------------------------------
                                                     2002                    2001                   2000
                                               -----------------      ------------------     ------------------
                                               Amount        %         Amount        %        Amount        %
                                               ------      -----       ------      -----      ------      -----
                                                                     (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................  $   1,763     1.33%     $    2,579    1.87%   $     878      0.63%
  One- to four-family residential...........    121,756    92.03         128,665   93.07      130,880     94.42
  Multi-family residential..................         71     0.05             321    0.23           76      0.05
  Other loans (1)...........................      3,519     2.66           1,500    1.08        1,555      1.12
Consumer loans --
  Savings account loans.....................        324     0.25             450    0.33          520      0.38
  Home equity lines of credit...............      4,862     3.68           4,735    3.42        4,706      3.40
                                              ---------    -----      ----------   -----    ---------     ------
                                                132,295   100.00%        138,250  100.00%     138,615    100.00%
                                                          ======                  ======                 ======
Less:
  Loans in process..........................        848                    1,425                  375
  Discounts, deferred loan fees and other...        185                      289                  347
  Loan loss reserve.........................         82                      101                  101
                                              ---------               ----------            ---------
     Total..................................  $ 131,180               $  136,435            $ 137,792
                                              =========               ==========            =========

                                                                   At June 30,
                                                    ----------------------------------------
                                                           1999                    1998
                                                    -----------------    -------------------
                                                    Amount        %      Amount          %
                                                    ------      -----    ------        -----
                                                            (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans........................      $      808     0.61%     $   1,270    1.00%
  One- to four-family residential...........         124,081    93.74        118,899   93.47
  Multi-family residential..................              78     0.06             80    0.06
  Other loans (1)...........................           1,756     1.33          1,704    1.34
Consumer loans --
  Savings account loans.....................             935     0.71            545    0.43
  Home equity lines of credit...............           4,705     3.55          4,713    3.70
                                                  ----------    -----      ---------   -----
                                                     132,363   100.00%       127,211  100.00%
                                                               ======                 ======
Less:
  Loans in process..........................             246                     572
  Discounts, deferred loan fees and other...             378                     211
  Loan loss reserve.........................             100                     100
                                                  ----------               ---------
     Total..................................      $  131,639               $ 126,328
                                                  ==========               =========

__________
(1)  Represents primarily church loans.

     The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                          Due After
                                   Due Within             1 Through         Due After
                                 One Year After         5 Years After     5 Years After
                                  June 30, 2002         June 30, 2002     June 30, 2002        Total
                                  -------------         -------------     -------------        -----
                                                         (In thousands)
Real estate loans:
  Construction loans.............   $  1,763              $      --       $       --         $  1,763
  One- to four-family............      4,140                 19,116           98,500          121,756
  Multi-family residential.......          2                     12               57               71
Other loans......................        192                    705            2,622            3,519

Consumer loans:
  Savings account loans..........        324                     --               --              324
  Home equity lines of credit....        850                  2,151            1,861            4,862
                                    --------              ---------       ----------         --------
    Total........................   $  7,271              $  21,984       $  103,040         $132,295
                                    ========              =========       ==========         ========

     The following table sets forth at June 30, 2002, the dollar amount of all loans due more than one year after June 30, 2002 which have predetermined interest rates and have floating or adjustable interest rates.

                                                   Predetermined            Floating or
                                                       Rate               Adjustable Rates
                                                   -----------            ----------------
                                                              (In thousands)
Real estate loans:
  One- to four-family residential................  $    32,900               $    84,716
  Multi-family residential.......................           --                        69
  Other loans....................................        1,477                     1,850

Consumer loans:
  Home equity lines of credit....................           --                     4,012
  Savings account loans..........................           --                        --
                                                   -----------               -----------
     Total.......................................  $    34,377               $    90,647
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

                                                                             Year Ended June 30,
                                                                 ----------------------------------------------
                                                                   2002               2001               2000
                                                                 --------           --------           --------
                                                                                   (In thousands)
Originations
  Real estate loans:
    One- to four-family........................................  $  17,594          $  20,620          $ 28,309
    Multi-family...............................................         --                248                --
    Other......................................................      2,306                273               305
    Construction loans.........................................      2,023              1,473               836
  Consumer loans:
    Home equity line of credit.................................      3,819              3,020             2,852
    Savings account loans......................................        100                306               269
                                                                 ---------          ---------          --------
     Total.....................................................  $  25,842          $  25,940          $ 32,571
                                                                 =========          =========          ========

     Other than one loan participation purchased for purposes of community investment and having a balance totaling $10,000 at June 30, 2002, the Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases of loans in the foreseeable future. The Bank may enter into a new program in which new fixed-rate mortgages are sold to the FHLB of Cincinnati, with servicing retained by the Bank, or may originate fixed-rate mortgages that could be sold into this or another program.

     One- to Four-Family Residential Lending and Second Mortgage Loans. The Bank historically has been and continues to be an originator of loans secured by owner occupied, one- to four-family residential properties located in its market area. At June 30, 2002, approximately $121.8 million, or 92.0%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties which were primarily owner-occupied, single family residences.

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

     At June 30, 2002, the Bank's loan portfolio included $87.2 million in adjustable-rate one- to four-family residential mortgage loans, or 71.6% of the Bank's one- to four-family residential mortgage loan portfolio.

     The retention of adjustable-rate loans in First Federal's portfolio helps reduce First Federal's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow First Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on First Federal's adjustable-rate loans will fully adjust to compensate for increases in First Federal's cost of funds. Finally, adjustable rate loans may decrease at a pace faster than decreases in First Federal's cost of funds, resulting in reduced net income.

     In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 100%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%.

     The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower's primary residence, they differ from the Bank's traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). The Bank also offers such loans underwritten to a maximum of 80% loan-to-value ratio and all are fully amortizing. The Bank has been offering second mortgages up to an overall 90% loan-to-value ratio at a premium rate to qualified borrowers. These loans have a term of seven years and are not covered by private mortgage insurance. At June 30, 2002, the outstanding balance of the first and second mortgages totaled $2.3 million.

     Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have a maximum loan-to-value ratio of 75%, and are originated under the same terms as the Bank's one- to four-family real estate mortgage loans. At June 30, 2002, the Bank had 19 church loans aggregating approximately $2.8 million. The Bank occasionally considers loans on small commercial properties located in the Bank's market area. At June 30, 2002, the Bank had two commercial loans secured by property of approximately $663,000. The Bank does not have a specific underwriting policy for such loans, but generally, will make them at a loan-to-value ratio of 75%. All such loans are subject to Board approval.

     Construction Lending. The Bank offers single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 2002, single-family residential construction loans constituted $1.8 million, or 1.3%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

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

     At June 30, 2002, the Bank's consumer loan balance totaled $5.2 million, or 3.9% of its total loan portfolio. Of the consumer loan balance at June 30, 2002, 93.8% were home equity loans and 6.2% were loans secured by savings deposits at the Bank.

     The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value at a premium rate to qualified borrowers, less the balance of the first mortgage. These loans are not secured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2002, the total outstanding home equity loans amounted to $4.9 million, or 3.7%, of the Bank's total loan portfolio.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2002, loans on savings accounts totaled $324,000, or 0.3%, of the Bank's total loan portfolio.

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

     Upon receipt of a loan application from a prospective borrower, a credit report and documentation is requested to verify specific information relating to the loan applicant's employment, income credit standing, and any deposit to be used for a down payment. It is First Federal's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by First Federal. Appraisals are generally required on all purchase loans, all loans to refinance another lender and other loans at the loan committee's discretion. A panel of qualified appraisers are approved by the Board annually, and management selects appraisers for specific jobs. Certain Bank employees perform inspections for construction financing and for transactions that do not require a full appraisal. Except when First Federal becomes aware of a particular risk of environmental contamination, First Federal generally does not obtain a formal environmental report on the real estate at the time a loan is made.

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

     Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution's unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $2.5 million at June 30, 2002. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 2002, First Federal had no loans classified as loss or doubtful and $812,000 of assets classified as substandard. At June 30, 2002, assets designated as special mention totaled $489,000.

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

     First Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of First Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in First Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-offs and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, First Federal would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value. Any portion of the outstanding loan balance in excess of fair value would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded. If, upon ultimate disposition of the property, the net carrying value of the property exceeds the sales proceeds, a loss would be charged to operations. At June 30, 2002, First Federal had $311,000 in real estate acquired through foreclosure consisting of two properties. Subsequent to fiscal year end, one of these properties has been sold.

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                                          Year Ended June 30,
                                                                       -------------------------
                                                                         2002             2001
                                                                       --------         --------
                                                                             (In thousands)
         Balance at beginning of period..............................  $     101        $    101
         Loans charged off...........................................        (20)             --
         Provision for loan losses...................................          1              --
                                                                       ---------        --------
         Balance at end of period....................................  $      82        $    101
                                                                       =========        ========

         Ratio of net charge-offs during the period to
              average loans outstanding..............................       0.01%            -- %
                                                                       =========        ========

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                    June 30,
                                                              --------------------------------------------------
                                                                    2002                         2001
                                                              ----------------------     -----------------------
                                                                          Percent of                  Percent of
                                                                           Loans in                    Loans in
                                                                         Category to                 Category to
                                                              Amount     Total Loans     Amount      Total Loans
                                                              ------     -----------     ------      -----------
                                                                              (Dollars in thousands)
Real estate - mortgage:
  Residential...............................................  $   76          92.1%      $   94           93.2%
  Commercial................................................       2           2.7            1            1.1
Real estate - construction..................................       1           1.3            2            1.9
Consumer....................................................       3           3.9            4            3.8
                                                              ------          ----       ------           ----
Total allowance for loan losses.............................  $   82         100.0%      $  101          100.0%
                                                              ======         =====       ======          =====

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below. For additional information concerning First Federal's policy for placing loans on non-accrual status, see Note A(3) of the Notes to Consolidated Financial Statements included in the 2002 Annual Report to Stockholders (the "Annual Report").

                                                                                June 30,
                                                     ------------------------------------------------------------
                                                        2002         2001         2000        1999         1998
                                                      --------     --------     --------    --------     --------
                                                                               (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more..........................  $    568    $     426      $  502     $  188       $ 363
Percentage of total loans...........................       0.43%       0.31%      0.36%      0.14%       0.29%
Percentage of total assets..........................       0.40%       0.28%      0.35%      0.13%       0.27%

     At June 30, 2002, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

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

     The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.

                                                                                June 30,
                                                                       -------------------------
                                                                         2002             2001
                                                                       --------         --------
                                                                               (In thousands)
         Investment securities:
         U.S. Government agency issues...............................  $      --        $  1,995
         Interest-earning deposits and certificates of deposit.......      4,274           6,077
         FHLB stock..................................................      2,708           2,566
                                                                       ---------        --------
             Total investments.......................................  $   6,982        $ 10,638
                                                                       =========        ========

     The  following  table  sets  forth  information   regarding  the  scheduled
maturities, market value and weighted average yields for First Federal's investments, excluding FHLB stock, at June 30, 2002.

                                                                            At June 30, 2002
                                                            ---------------------------------------------------
                                                              One Year or Less       Total Investment Portfolio
                                                            --------------------    ---------------------------
                                                            Carrying    Average     Carrying   Market   Average
                                                             Value       Yield       Value      Value    Yield
                                                            --------    -------     --------   ------   -------
                                                                   (Dollars in thousands)
Investment securities:
  Interest-earning deposits and certificates of deposit...  $  4,274      1.66%    $   4,274    $ 4,274   1.66%
                                                            ========               =========    =======

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

     Savings deposits in First Federal at June 30, 2002 were represented by the various types of savings programs described below.

Interest       Minimum                                                      Minimum    Balance in     Percentage of
Rate (1)         Term                     Category                          Amount      Thousands     Total Savings
--------       -------                    --------                          ------     -----------    -------------
1.77%          None                 Passbook                              $     100     $  10,106           13.32%
2.27           None                 Christmas Savings                           N/A           162            0.21
1.75           None                 NOW                                         300         1,953            2.57
1.75           None                 Home Equity                                 N/A           120            0.16
1.85           None                 Golden 50                                   300         2,474            3.26
1.84           None                 Super NOW                                 1,000           730            0.96
1.80           None                 MMDA                                      1,000         3,722            4.90
  --           None                 Noninterest-bearing                         300           281            0.37
                                                                                        ---------           -----
                                                                                           19,548           25.76
                                    Certificates of Deposit
                                    -----------------------

2.49%          91-Days              Fixed Term, Fixed Rate                      500         1,486            1.96
2.66           182-Days             Fixed-Term, Fixed Rate                      500         5,727            7.55
1.88           9-month              Fixed-Term, Fixed Rate (2)                  500         2,226            2.93
3.23           12-month             Fixed-Term, Fixed Rate                      500        12,322           16.24
3.84           18-month             Fixed-Term, Fixed Rate                      500           517            0.68
6.75           21-month             Fixed-Term, Fixed Rate                      500         3,665            4.83
3.80           24-month             Fixed-Term, Fixed Rate                      500         5,509            7.26
4.56           30-month             Fixed-Term, Fixed Rate                      500         1,190            1.57
5.44           36-month             Fixed-Term, Fixed Rate                      500        15,939           21.00
5.73           60-month             Fixed-Term, Fixed Rate                      500         2,107            2.78
5.59           72-month             Fixed Term, Fixed Rate                      500           224            0.30
3.20           12-month             Variable IRA                                100         2,280            3.00
2.75           12-month             Fixed-Term, Variable Rate                   500           680            0.90
4.12           24-month             Fixed-Term, Variable Rate (3)               500         2,444            3.22
3.00           Varies               Other                                       N/A            32            0.04
                                                                                        ---------           -----
                                                                                           56,348           74.24
                                                                                        ---------          ------
                                                                                        $  75,896          100.00%
                                                                                        =========          ======

________
(1)  Represents weighted average interest rate.
(2) Account holder may withdraw all or part of the account balance after 30 days.
(3) Account holder has a one-time option to increase the interest rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                                     Year Ended June 30,
                               ------------------------------------------------------------------
                                       2002                 2001                    2000
                               --------------------  --------------------    --------------------

                               Interest-             Interest-               Interest-
                               Bearing               Bearing                 Bearing
                               Demand       Time     Demand       Time       Demand       Time
                               Deposits   Deposits   Deposits    Deposits    Deposits    Deposits
                               --------   --------   --------    --------    --------    --------
                                                      (Dollars in thousands)
Average balance..............  $  9,430   $ 60,545   $   8,656   $  62,817   $   9,127   $ 64,073
Average rate.................      2.28%      4.87%       3.21%       5.61%       3.20%      5.14%

The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 2002.


                                                           Certificates
      Maturity Period                                       of Deposit
      ---------------                                      ------------
                                                           (In thousands)

      Three months or less................................   $   2,568
      Over three through six months.......................       1,667
      Over six through 12 months..........................       2,060
      Over 12 months......................................       2,739
                                                             ---------
               Total......................................   $   9,034
                                                             =========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 2002, First Federal had $45.0 million in advances outstanding from the FHLB of Cincinnati.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                                         At June 30,
                                                                -----------------------------
                                                                   2002                2001
                                                                ---------           ---------
                                                                      (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances...............................................  $  44,982           $  47,128
  Other loans.................................................         --                  --
                                                                ---------           ---------
     Total....................................................  $  44,982           $  47,128
                                                                =========           =========

Weighted average rate paid on:
  FHLB advances...............................................       6.09%              6.10%
  Other loans.................................................        n/a             n/a
                                                                          For the Year
                                                                          Ended June 30,
                                                                -------------------------------
                                                                   2002                2001
                                                                ---------           ---------
                                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
   FHLB advances..............................................  $  47,128           $  48,235
   Other loans................................................         --                 395

                                                                         For the Year
                                                                         Ended June 30,
                                                                -----------------------------
                                                                   2002                2001
                                                                ---------           ---------
                                                                    (Dollars in thousands)
Approximate average short-term borrowings
 outstanding with respect to:
  FHLB advances...............................................  $   1,677           $  2,299
  Other loans.................................................         --                 91

Approximate weighted average rate paid on: (1)
  FHLB advances...............................................       6.10%              6.13%
  Other loans ................................................        n/a               9.25%

__________
(1) Weighted average computed by dividing total interest paid by average balance outstanding.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2002, the Bank was authorized to invest up to $4.2 million in the stock of or loans to subsidiaries, including the additional 1.0% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary:
Main Street Financial Services, Inc., a Kentucky corporation, was formed in fiscal 2002 to engage in the sales of non-deposit investment products to the Bank's customers. At June 30, 2002, the Bank's total investment in the subsidiary was approximately $5,000.

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

     Franklin County has a population of approximately 46,000, of which approximately 28,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 39% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 3-4% in recent years.

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

EMPLOYEES

     As of June 30, 2002, First Federal had 26 full-time employees, none of whom was represented by a collective bargaining agreement.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley ("G-L-B") Act which authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities. Among the activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposed requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the G-L-B Act.

     The G-L-B Act contained a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduced the frequency of Community Reinvestment Act examinations for smaller institutions and imposed certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminated the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduced the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (or 3.0% if the association is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2002, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. At June 30, 2002, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2002.

                                                                                        Percent of
                                                                         Amount         Assets (1)
                                                                         ------         -----------
                                                                           (Dollars in thousands)
         Tangible capital.............................................   $ 16,583          11.8%
         Tangible capital requirement.................................      2,114           1.5
                                                                         --------          ----
         Excess.......................................................   $ 14,469          10.3%
                                                                         ========         =====

         Core capital.................................................   $ 16,583          11.8%
         Core capital requirement.....................................      5,638           4.0 (2)
                                                                         --------          ----
         Excess.......................................................   $ 10,945           7.8%
                                                                         ========          ====

         Risk-based capital...........................................   $ 16,665          22.7%
         Risked-based capital requirement.............................      5,885           8.0
                                                                         --------          ----
         Excess.......................................................   $ 10,780          14.7%
                                                                         ========         =====

__________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements and risk-weighted assets for purposes of the risk-based capital requirements.
(2) The higher core capital ratio requirement is used to maintain confidentiality of the Bank's CAMELS rating.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than a normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 2002, approximately 99.4% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments, as currently defined.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The liquidation account may be adjusted as these close their accounts.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 2002, of $2.7 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2002, the Bank had $45.0 million in advances and other borrowings from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts up to $41.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash, in a noninterest bearing account at a Federal Reserve Bank or, in the case of an institution such as the Bank that is not a member of the Federal Reserve, in an account with a pass-through correspondent such as a Federal Home Loan Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2002, the Bank met its reserve requirements.

TAXATION

     The Company files its tax return based on a fiscal year ending June 30. The Company and the Bank will file consolidated tax returns for fiscal 2002.

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

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.

                                 Age at
                                June 30,
Name                              2002               Title
----                            ---------            -----
Don Jennings (1)                   37                President
R. Clay Hulette                    40                Vice President, Treasurer and Principal Financial and
                                                         Accounting Officer

___________
(1)  Don Jennings is the son of William C. Jennings, Chairman of the Company.

     DON JENNINGS has been employed by the Bank since 1991. In addition to serving as President of the Company, he currently serves as Executive Vice
President, Secretary and a Director of the Bank. He serves as Treasurer of Frankfort/Franklin County CrimeStoppers.

     R. CLAY HULETTE has been employed by the Bank since 1997. He currently serves as Vice President and Treasurer of the Bank and Vice President, Treasurer and Principal Financial and Accounting Officer of the Company. A licensed Certified Public Accountant, he is a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants. He is a member of the Frankfort Rotary Club and The Gideons
International and serves as a Board member and officer of those local organizations.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding First Federal's offices at June 30, 2002.

                                                            Book Value                         Deposits at
                                 Year         Owned or      at June 30,      Approximate        June 30,
                               Opened          Leased          2002        Square Footage         2002
                               ------          ------          ----        --------------         ----
                                                  (Dollars in thousands)
MAIN OFFICE:
216 West Main Street                1989        Owned        $   1,074         14,400            $ 39,144
Frankfort, Kentucky  40601

BRANCH OFFICES:
East Branch                         1971        Owned              120          1,800              20,675
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                         1975        Owned               96          2,480              16,077
1220 US 127 South
Frankfort, Kentucky  40601

     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 2002 was $18,000. First Federal owns a small parcel of land to the rear of the East Branch which is rented to a local business for parking.

     The book value of First Federal's investment in premises and equipment totaled $1.4 million at June 30, 2002.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 2002, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

     (d)  Equity Compensation Plans

          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                   NUMBER OF SECURITIES REMAINING
                                                                                                   AVAILABLE FOR FUTURE ISSUANCE
                                  NUMBER OF SECURITIES TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                    UPON EXERCISE OF OUTSTANDING        PRICE OF OUTSTANDING        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                       OPTIONS, WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                     --------------------------------   ----------------------------  -----------------------------
Equity compensation plans                     181,859                        $13.83                         79,226
  approved by security holders

Equity compensation plans not                    0                              0                             0
  approved by security holders

       Total                                  181,859                        $13.83                         79,226

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

     Not applicable.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of June 30, 2002 and 2001

          Consolidated Statements of Earnings for the years ended June 30, 2002, 2001, and 2000

          Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements for the years ended June 30, 2002, 2001 and 2000

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


          13               Annual Report to Stockholders
          21               Subsidiaries of the Registrant
          23               Consent of Grant Thornton LLP
          99               Certification of Chief Executive Officer and Chief Financial Officer

___________
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-83968).
(**) Incorporated  herein by reference from the Company's  Annual Report on Form
     10-K for the fiscal year ended June 30, 1995.
(+)  Management contract or compensatory plan or arrangement.

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

                                       FRANKFORT FIRST BANCORP, INC.


September 30, 2002                     By: /s/ Don Jennings
                                           -------------------------------------
                                           Don Jennings
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Don Jennings                                              September 30, 2002
-------------------------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William C. Jennings                                       September 30, 2002
-------------------------------------------------------
Chairman of the Board


/s/ R. Clay Hulette                                           September 30, 2002
-------------------------------------------------------
R. Clay Hulette
Vice President
(Principal Financial and Accounting Officer)


/s/ Danny A. Garland                                          September 30, 2002
-------------------------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton                                         September 30, 2002
-------------------------------------------------------
Charles A. Cotton, III
Director


/s/ David Eddins                                              September 30, 2002
-------------------------------------------------------
David Eddins
Director


/s/ William M. Johnson                                        September 30, 2002
-------------------------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                                             September 30, 2002
----------------------------------------------
Frank McGrath
Director


/s/ Herman D. Regan, Jr.                                      September 30, 2002
-------------------------------------------------------
Herman D. Regan, Jr.
Director

/s/ C. Michael Davenport                                      September 30, 2002
-------------------------------------------------------
C. Michael Davenport
Director

                                  Certification


I, Don Jennings, President and Chief Executive Officer of Frankfort First Bancorp, Inc., certify that:


1. I have reviewed this annual report on Form 10-K of Frankfort First Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002


                                     /s/ Don Jennings
                                     -------------------------------------
                                     Don Jennings
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                  Certification


I, R. Clay Hulette, Vice President and Chief Financial Officer of Frankfort First Bancorp, Inc., certify that:


1. I have reviewed this annual report on Form 10-K of Frankfort First Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002


                                     /s/ R. Clay Hulette
                                     ------------------------------------------
                                     R. Clay Hulette
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)