Form 10-Q
period 2002-09-30
FRANKFORT FIRST BANCORP INC
filed 2002-11-14
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2002: 1,246,108

Page 1 of  13 pages

                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                     PAGE
                  --------------------------------------------------------------

Item 1            Consolidated Statements of Financial Condition at
                  September 30, 2002 and June 30, 2002                       3

                  Consolidated Statements of Earnings for the three
                  months ended September 30, 2002 and 2001                   4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2002 and 2001                   5

                  Notes to Consolidated Financial Statements                 6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                 8

Item 3            Quantitative and Qualitative Disclosures
                  About Market Risk 11

Item 4            Controls and Procedures                                    11

PART II. OTHER INFORMATION

Item 1            Legal Proceedings 11

Item 2            Changes in Securities and Use of Proceeds                  11

Item 3            Defaults upon Senior Securities                            11

Item 4            Submission of Matters to a
                  Vote of Security Holders                                   11

Item 5.           Other Information                                          11

Item 6.           Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                   12
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                            September 30,   June 30,
                                                                2002          2002

     ASSETS
Cash and due from banks                                     $     190    $     638
Interest-bearing deposits in other financial institutions       5,603        4,174
                                                            ---------    ---------
       Cash and cash equivalents
                                                                5,793        4,812


Certificates of deposit in other financial institutions           100          100
Loans receivable - net                                        128,917      131,180
Property acquired in settlement of loans-net                      133          311
Office premises and equipment - at depreciated cost             1,370        1,372
Federal Home Loan Bank stock - at cost                          2,740        2,708
Accrued interest receivable on loans                              365          389
Prepaid expenses and other assets                                  58           85
                                                            ---------    ---------

       Total assets                                         $ 139,476    $ 140,957
                                                            =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                    $  75,107    $  75,896
Advances from the Federal Home Loan Bank                       44,502       44,982
Advances by borrowers for taxes and insurance                     469          329
Accrued interest payable                                           57           55
Accrued federal income taxes                                      217           13
Deferred federal income taxes                                     210          217
Other liabilities                                                 824        1,400
                                                            ---------    ---------
       Total liabilities                                      121,386      122,892

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                     --           --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                         17           17
   Additional paid-in capital                                   5,876        5,876
   Retained earnings - restricted                              18,631       18,606
   Less 426,335 shares of treasury stock-at cost               (6,434)      (6,434)
                                                            ---------    ---------
       Total shareholders' equity                              18,090       18,065
                                                            ---------    ---------

       Total liabilities and shareholders' equity           $ 139,476    $ 140,957
                                                            =========    =========

Book value per share                                        $   14.52    $   14.50
                                                            =========    =========

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                            Three months ended
                                                              September 30,
                                                             2002          2001

Interest income
   Loans                                                    $ 2,248      $ 2,559
   Investment securities                                          1           29
   Interest-bearing deposits and other                           52           86
                                                            -------      -------
          Total interest income                               2,301        2,674

Interest expense
   Deposits                                                     641          986
   Borrowings                                                   688          721
                                                            -------      -------
          Total interest expense                              1,329        1,707
                                                            -------      -------
          Net interest income                                   972          967

Provision for losses on loans                                    --            1
                                                            -------      -------
          Net interest income after provision for
             losses on loans                                    972          966

Other operating income                                           20           18

General, administrative and other expense
   Employee compensation and benefits                           247          258
   Occupancy and equipment                                       43           41
   Federal deposit insurance premiums                             3            4
   Franchise and other taxes                                     26           14
   Data processing                                               30           31
   Other operating                                               72           78
                                                            -------      -------
          Total general, administrative
               and other expense                                421          426
                                                            -------      -------
          Earnings before income taxes                          571          558

Federal income taxes
   Current                                                      204          172
   Deferred                                                      (7)          19
                                                            -------      -------
          Total federal income taxes                            197          191
                                                            -------      -------

          NET EARNINGS                                      $   374      $   367
                                                            =======      =======
            Basic Earnings Per Share                        $  0.30      $  0.30
                                                            =======      =======
            Diluted Earnings Per Share                      $  0.29      $  0.29
                                                            =======      =======

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended September 30,
                                 (In thousands)

                                                                      2002        2001
Cash flows from operating activities:
   Net earnings for the period                                      $   374    $   367
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net               --         (2)
       Amortization of deferred loan origination fees                   (21)       (15)
       Depreciation and amortization                                     19         20
       Provision for losses on loans                                     --          1
       Federal Home Loan Bank stock dividends                           (32)       (45)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                    24         (1)
          Prepaid expenses and other assets                              27          9
          Accrued interest payable                                        2         17
          Other liabilities                                            (576)        17
          Federal income taxes
             Current                                                    204        172
             Deferred                                                    (7)        19
                                                                    -------    -------
               Net cash provided by operating activities                 14        559
Cash flows provided by (used in) investing activities:
   Proceeds from maturity of investment securities                       --      1,000
   Loan principal repayments                                          8,825      5,969
   Loan disbursements                                                (6,541)    (8,192)
   Proceeds from sale of real estate acquired through foreclosure       178         --
   Purchase of office premises and equipment                            (17)        (4)
                                                                    -------    -------
             Net cash provided by (used in) investing activities
                                                                      2,445     (1,227)
Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                         (789)       164
   Repayment of Federal Home Loan Bank advances                        (480)      (607)
   Advances by borrowers for taxes and insurance                        140        133
   Dividends paid on common stock                                      (349)      (349)
                                                                    -------    -------
             Net cash used in financing activities                   (1,478)      (659)
                                                                    -------    -------
Net increase (decrease) in cash and cash equivalents                    981     (1,327)
Cash and cash equivalents at beginning of period                      4,812      6,717
                                                                    -------    -------
Cash and cash equivalents at end of period                          $ 5,793    $ 5,390
                                                                    =======    =======
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Federal income taxes                                         $    --    $    --
                                                                    =======    =======
       Interest on deposits and borrowings                          $ 1,327    $ 1,690
                                                                    =======    =======

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(2)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,246,108 for each of the three month periods ended September 30, 2002, and 2001.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,286,257 and 1,286,343 for the three month periods ended September 30, 2002 and 2001, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 40,149 and 40,235 for the three month periods ended September 30, 2002 and 2001, respectively. The Company has 181,859 stock options outstanding of which 177,112 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

(4)  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, as required, without material effect on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

     SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

     The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

     SFAS No. 147 is not expected to have a material effect on the Company's financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations, and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the local and national economy, as well as changes in the general level of interest rates.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2002

     ASSETS: The Company's total assets were $139.5 million at September 30, 2002, a decrease of $1.5 million or 1.1% from $141.0 million at June 30, 2002. The decrease in total assets is primarily attributable to a decrease in the Company's loans receivable, which decreased $2.3 million or 1.7% to $128.9 million at September 30, 2002, partially offset by an increase of $981,000or 2.0% in cash and cash equivalents.

     LIABILITIES: The Company's total liabilities decreased by $1.5 million or 1.2% from $122.9 million at June 30, 2002 to $121.4 million at September 30, 2002. The decrease in total liabilities is attributable to decreases in deposits and other liabilities. Deposits decreased $789,000 or 1.0% to $75.1 million at September 30, 2002. Other liabilities decreased $576,000 or 41.1% to $824,000 at September 30, 2002, as liabilities associated with the Company's deferred compensation program were reduced during the period. This plan has been amended for withdrawal of some participants, thus reducing the overall liability to participants.

     SHAREHOLDERS' EQUITY: Shareholders' equity remained constant at $18.1 million at September 30, 2002 and June 30, 2002. The Company's book value per share was $14.52 at September 30, 2002, compared to $14.50 at June 30, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002, AND SEPTEMBER 30, 2001

     NET EARNINGS: The Company's net earnings increased $7,000 or 1.9% from $367,000 for the three month period ended September 30, 2001, to $374,000 for the three month period ended September 30, 2002. The increase in net earnings is attributable to an increase in net interest income of $5,000 and a decrease in general, administrative and other expense of $5,000. The Company's basic earnings per share remained unchanged at $0.30 per share for the three month periods ended September 30, 2002 and 2001. The Company's diluted earnings per share also remained unchanged at $0.29 per share for the three month periods ended September 30, 2002 and 2001.

     NET INTEREST INCOME: Net interest income after provision for loan losses increased $5,000 or 0.5% from $967,000 for the three month period ended September 30, 2001 to $972,000 for the three month period ended September 30, 2002. While total interest income and interest expense decreased from period to period, the increase in net interest income was primarily due to a greater decrease in total interest expense than the decrease in interest income.

     INTEREST  INCOME:  Interest  income  decreased  $373,000  or  13.9% to $2.3 million for the three month period ended September 30, 2002. The decrease was related primarily to a decrease in interest income from loans, which decreased $311,000 or 12.2%, to $2.2 million for the three month period ended September 30, 2002. Also contributing to the decrease in interest income were decreases in interest income from interest-bearing deposits and other and investment securities. Interest income from interest-bearing deposits and other decreased $34,000 or 39.5% to $52,000 for the three month period ended September 30, 2002, compared to $86,000 for the three month period for the prior year. Interest income from investment securities decreased $28,000 or 96.6% from $29,000 for the three month period ended September 30, 2001 to $1,000 for the period just ended.

     The decrease in yield on the Company's loan portfolio is related to both a decrease in the average rate earned on the portfolio and a decrease in the average balance of the portfolio. The average rate earned on the loan portfolio decreased 50 basis points to 6.92% for the three month period ended September 30, 2002, compared to the prior year period, while the average balance of the loan portfolio decreased $7.9 million or 5.8% to $130.0 million for the most recent quarter ended. The decrease in yield on the Company's loan portfolio is a result of downward adjustments of rates on adjustable rate mortgages, borrowers refinancing to lower rates, and the customary replacement of older, higher-yielding loans in the portfolio with newer, lower-yielding loans (as a result of home sales, scheduled repayment, etc.) Demand for the Bank's primary product, the Adjustable Rate Mortgage, declines somewhat in periods of falling or low prevailing interest rates. Still, Management believes the origination of this loan provides the best blend of yield and interest rate risk protection and will continue to emphasize its origination.

     INTEREST EXPENSE: Interest expense decreased $378,000 or 22.1% to $1.3 million for the three month period ended September 30, 2002. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $345,000 or 35.0% to $641,000 for the three month period ended September 30, 2002. The decrease in interest expense on deposits is primarily attributable to a 133 basis point decrease in the rate paid on deposits to 3.4% for the three month period ended September 30, 2002, although the $8.1 million or 9.7% decrease in the average balance of deposits outstanding from period to period also contributed. The average balance of deposits outstanding for the three month period ended September 30, 2002, was $75.2 million, compared to $83.3 million for the three month period ended September 30, 2001. Interest expense on FHLB advances decreased $33,000 or 4.6% to $688,000 for the three month period ended September 30, 2002, compared to the same period in 2001. In general, rates paid on FHLB advances are greater than rates paid on deposits. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

     It is difficult to predict what interest rates will do in the near future. If interest rates continue to decline, the cost of the Company's deposits will probably continue to decrease. However, Management cannot predict whether the cost of liabilities will decrease as fast as the yield generated by the loan and investment portfolio. If interest rates increase, the Company's cost of deposits will increase as well, and may increase faster than the yield generated by the loan and investment portfolio.

     PROVISION FOR LOSSES ON LOANS: There was no provision for losses on loans for the three month period ended September 30, 2002, compared to a $1,000 provision for the three month period from the prior year. This represents a decrease of $1,000 or 100.0%. The allowance for loan losses was $82,000 and $102,000 at September 30, 2002 and 2001, respectively. As a percentage of non-performing assets, the allowance for losses on loans increased from 11.1% at September 30, 2001 to 30.7% at September 30, 2002. This increase was caused by a decrease in the balance of non-performing assets from period to period (see "Non-Performing Assets"). Management believed, based on its analysis of the risk profile of the Company's assets, that the allowance for losses on loans was adequate at September 30, 2002. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by 1-4 family residential real estate, which heretofore has resulted in minimal losses on loans. However, there can be no assurance that the allowance will be adequate to cover losses on non-performing assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $2,000 or 11.1% from $18,000 for the three month period ended September 30, 2001 to $20,000 for the three month period ended September 30, 2002. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $5,000 or 1.2% from $426,000 for the three month period ended September 30, 2001 to $421,000 for the three month period ended September 30, 2002. The decrease was due primarily to an $11,000 or 4.3% decrease in employee compensation and benefits, which resulted mostly from decreased costs associated with the Company's deferred compensation program. Although the deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price, the Company has taken steps to greatly reduce the expense in the future and to reduce the effects that increasing stock prices can have on the expense associated with this plan. Partially offsetting the decrease in employee compensation and benefits was a $12,000 or 85.7% increase in franchise and other taxes. The increase in franchise and other taxes resulted from state income tax expense returning to normal after carrying back income tax attributes to a prior period.

     INCOME TAX: The Company's provision for federal income taxes increased from $191,000 for the three month period ended September 30, 2001 to $197,000 for the three month period ended September 30, 2002. The increase was a result of the increase in the Company's pretax earnings. The Company's effective tax rate was 34.5% and 34.2% for the three month periods ended September 30, 2002 and 2001, respectively.

     NON-PERFORMING ASSETS: At September 30, 2002, the Bank had approximately $267,000 (0.2% of net loans) in loans 90 days or more past due but still accruing, as compared to $912,000 at September 30, 2001. Also, the Bank had approximately $130,000 in loans listed as special mention and $459,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. All assets listed as non-performing are 1-4 family mortgage loans with a loan-to-value ratio (based on the original appraisal and current principal balance) of less than 80%. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. Management has initiated foreclosure proceedings on some of the loans included in non-performing assets. With others, management is attempting to encourage the borrower to remedy the delinquency although foreclosure remains an option. The Bank has not charged off any loans during the period. On April 8, 2002, the Bank acquired through foreclosure two parcels of real estate valued at $385,000 based on a then current appraisal. As of October 31, 2002, both properties had been sold.

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. At September 30, 2002, the Company had recorded dividends payable of $349,000 for the payment of a dividend on October 15, 2002.

     STOCK REPURCHASES: The Company has utilized stock repurchase programs to increase earnings per share, increase the Company's return on equity, and to attempt to improve the market liquidity in the Company's stock. During the three month period ended September 30, 2002, the Company did not repurchase any shares of its stock, due largely to an increase in the market price of the Company's shares. On August 15, 2002, the Company announced a new repurchase program whereby it would seek to purchase up to 62,000 shares of its outstanding common stock. The program is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company's Board and Management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information as of September 30, 2002, concerning the Company's exposure to market risk, which has remained relatively unchanged from June 30, 2002, is incorporated by reference under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.


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

                                    None

ITEM 5.  OTHER INFORMATION

                                    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits: Exhibit 99-Certification of Chief  Executive Officer
                            and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


                  Reports on Form 8-K:      None
                                    signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Frankfort First Bancorp, Inc.


Date: November 12, 2002
                                          /s/  Don D. Jennings
                                          -------------------------------------
                                          Don D. Jennings
                                          President



                                          /s/  R. Clay Hulette
                                          -------------------------------------
                                          R. Clay Hulette
                                          Vice President and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                  CERTIFICATION


I, Don Jennings, President and Chief Executive Officer of Frankfort First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Frankfort First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                    /s/ Don Jennings
                                    ------------------------------------------
                                    Don Jennings
                                    President and Chief Executive Officer

                                  CERTIFICATION


I, R. Clay Hulette, Vice President and Chief Financial Officer of Frankfort First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Frankfort First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                     /s/ R. Clay Hulette
                                     ------------------------------------------
                                     R. Clay Hulette
                                     Vice President and Chief Financial Officer