Form 10-Q
period 2002-12-31
FRANKFORT FIRST BANCORP INC
filed 2003-02-07
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes         No  X
      ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 7, 2003: 1,246,108

Page 1 of  14 pages

                                    CONTENTS


PART I.   FINANCIAL INFORMATION                                             PAGE
          ----------------------------------------------------------------------

Item 1    Consolidated Statements of Financial Condition at
          December 31, 2002 and June 30, 2002                                3

          Consolidated Statements of Earnings for the three
          months and six months ended December 31, 2002 and 2001             4

          Consolidated Statements of Cash Flows for the six
          months ended December 31, 2002 and 2001                            5

          Notes to Consolidated Financial Statements                         6

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                         8

Item 3    Quantitative and Qualitative Disclosures
          About Market Risk                                                 12

Item 4    Controls and Procedures                                           12

PART II. OTHER INFORMATION
         -----------------

Item 1   Legal Proceedings                                                  13

Item 2   Changes in Securities and Use of Proceeds                          13

Item 3   Defaults upon Senior Securities                                    13

Item 4   Submission of Matters to a
         Vote of Security Holders                                           13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  14
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                            December 31,   June 30,
                                                               2002         2002
     ASSETS

Cash and due from banks                                     $     601    $     638
Interest-bearing deposits in other financial institutions       7,519        4,174
                                                            ---------    ---------
       Cash and cash equivalents                                8,120        4,812

Certificates of deposit in other financial institutions         3,100          100
Loans receivable - net                                        122,913      131,180
Property acquired in settlement of loans-net                       --          311
Office premises and equipment - at depreciated cost             1,401        1,372
Federal Home Loan Bank stock - at cost                          2,771        2,708
Accrued interest receivable on loans                              311          389
Accrued interest receivable on investments and
     interest-bearing deposits                                      4           --
Prepaid expenses and other assets                                  56           85
                                                            ---------    ---------
       Total assets                                         $ 138,676    $ 140,957
                                                            =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                    $  75,736    $  75,896
Advances from the Federal Home Loan Bank                       43,707       44,982
Advances by borrowers for taxes and insurance                      38          329
Accrued interest payable                                           49           55
Accrued federal income taxes                                       24           13
Deferred federal income taxes                                     222          217
Other liabilities                                                 815        1,400
                                                            ---------    ---------
       Total liabilities                                      120,591      122,892

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                     --           --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                         17           17
   Additional paid-in capital                                   5,876        5,876
   Retained earnings - restricted                              18,626       18,606
   Less 426,335 shares of treasury stock-at cost               (6,434)      (6,434)
                                                            ---------    ---------
       Total shareholders' equity                              18,085       18,065
                                                            ---------    ---------

       Total liabilities and shareholders' equity           $ 138,676    $ 140,957
                                                            =========    =========

Book value per share                                        $   14.51    $   14.50
                                                            =========    =========

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                   Six months ended       Three months ended
                                                      December 31,           December 31,
                                                     2002     2001          2002     2001
Interest income
   Loans                                            $4,383   $5,056        $2,135   $2,497
   Investment securities                                 5       48             5       19
   Interest-bearing deposits and other                 109      144            56       58
                                                    ------   ------        ------   ------
          Total interest income                      4,497    5,248         2,196    2,574

Interest expense
   Deposits                                          1,252    1,904           611      918
   Borrowings                                        1,365    1,431           677      710
                                                    ------   ------        ------   ------
          Total interest expense                     2,617    3,335         1,288    1,628
                                                    ------   ------        ------   ------
          Net interest income                        1,880    1,913           908      946

Provision for losses on loans                           --        1            --       --
                                                    ------   ------        ------   ------
          Net interest income after provision for
             losses on loans                         1,880    1,912           908      946

Other operating income                                  44       31            24       13
General, administrative and other expense
   Employee compensation and benefits                  472      504           225      246
   Occupancy and equipment                              87       85            45       44
   Federal deposit insurance premiums                    7        8             3        4
   Franchise and other taxes                            56       41            30       27
   Data processing                                      58       61            28       30
   Other operating                                     155      155            83       77
                                                    ------   ------        ------   ------
          Total general, administrative
               and other expense                       835      854           414      428
                                                    ------   ------        ------   ------
          Earnings before income taxes               1,089    1,089           518      531

Federal income taxes
   Current                                             366      323           163      151
   Deferred                                              5       44            11       25
                                                    ------   ------        ------   ------
          Total federal income taxes                   371      367           174      176
                                                    ------   ------        ------   ------

          NET EARNINGS                              $  718   $  722        $  344   $  355
                                                    ======   ======        ======   ======

            Basic Earnings Per Share                $ 0.58   $ 0.58        $ 0.28   $ 0.28
                                                    ======   ======        ======   ======
            Diluted Earnings Per Share              $ 0.56   $ 0.57        $ 0.27   $ 0.28
                                                    ======   ======        ======   ======

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended December 31,
                                 (In thousands)

                                                                                  2002         2001
Cash flows from operating activities:
   Net earnings for the period                                                  $    718    $    722
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net                            --          (4)
       Amortization of deferred loan origination fees                                (53)        (40)
       Depreciation and amortization                                                  38          40
       Provision for losses on loans                                                  --           1
       Federal Home Loan Bank stock dividends                                        (63)        (81)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                                 74          44
          Prepaid expenses and other assets                                           29          40
          Accrued interest payable                                                    (6)         32
          Other liabilities                                                         (585)        (26)
          Federal income taxes
             Current                                                                  11          (7)
             Deferred                                                                  5          44
                                                                                --------    --------
               Net cash provided by operating activities                             168         765
Cash flows provided by (used in) investing activities:
   Purchase of investment securities                                              (3,000)         --
   Proceeds from maturity of investment securities                                    --       1,000
   Loan principal repayments                                                      20,693      16,383
   Loan disbursements                                                            (12,373)    (16,435)
   Proceeds from sale of real estate acquired through foreclosure                    311          --
   Purchase of office premises and equipment                                         (67)        (30)
                                                                                --------    --------
             Net cash provided by  investing activities                            5,564         918
Cash flows provided by (used in) financing activities:
   Net decrease in deposit accounts                                                 (160)     (2,403)
   Repayment of Federal Home Loan Bank advances                                   (1,275)     (1,361)
   Advances by borrowers for taxes and insurance                                    (291)       (303)
   Dividends paid on common stock                                                   (698)       (699)
                                                                                --------    --------
             Net cash used in financing activities                                (2,424)     (4,766)
                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                               3,308      (3,083)
Cash and cash equivalents at beginning of period                                   4,812       6,717
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $  8,120    $  3,634
                                                                                ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Federal income taxes                                                     $    360    $    330
                                                                                ========    ========

       Interest on deposits and borrowings                                      $  2,623    $  3,303
                                                                                ========    ========

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month and six month periods ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,246,108 for each of the six and three month periods ended December 31, 2002, and 2001.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,284,976 and 1,283,672 for the six and three month periods ended December 31, 2002, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 38,868 and 37,564 for the six and three month periods ended December 31, 2002, respectively. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,276,657 and 1,276,721 for the six and three month periods ended December 31, 2001, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 30,549 and 30,613 for the six and three month periods ended December 31, 2001, respectively. The Company has 181,859 stock options outstanding of which 177,112 have an exercise price of $13.80 per share and 4,747 have an exercise price of $14.91 per share.

(4) EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends FASB No. 123 "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     SFAS No. 148 is not expected to have a material effect on the Company's financial condition or results of operations.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND JUNE 30, 2002

     ASSETS: The Company's total assets were $138.7 million at December 31, 2002, a decrease of $2.3 million or 1.6% from $141.0 million at June 30, 2002. The decrease in total assets was primarily attributable to a decrease in the Company's net loans receivable, which decreased $8.3 million or 6.3% to $122.9 million at December 31, 2002, partially offset by an increase of $3.3 million or 68.7% in cash and cash equivalents.

     LIABILITIES: The Company's total liabilities decreased by $2.3 million or 1.9% from $122.9 million at June 30, 2002 to $120.6 million at December 31, 2002. The decrease in total liabilities was attributable to decreases in FHLB advances and other liabilities. FHLB advances decreased $1.3 million or 2.8% to $43.7 million at December 31, 2002. Other liabilities decreased $585,000 or 41.8% to $815,000 at December 31, 2002, as liabilities associated with the Company's deferred compensation program were reduced during the period.

     SHAREHOLDERS' EQUITY: Shareholders' equity remained constant at $18.1 million at December 31, 2002 and June 30, 2002. The Company's book value per share was $14.51 at December 31, 2002, compared to $14.50 at June 30, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     NET EARNINGS: The Company's net earnings decreased $4,000 or 0.6% from $722,000 for the six month period ended December 31, 2001, to $718,000 for the six month period ended December 31, 2002. The decrease in net earnings was primarily attributable to a decrease in net interest income of $33,000. The Company's basic earnings per share remained unchanged at $0.58 per share for the six month periods ended December 31, 2002 and 2001. The Company's diluted earnings per share decreased $0.01 per share or 1.8% from $0.57 for the six month period ended December 31, 2001 to $0.56 for the six month period ended December 31, 2002.

     NET INTEREST INCOME: Net interest income after provision for loan losses decreased $32,000 or 1.7% and was $1.9 million for the six month periods ended December 31, 2002 and 2001. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in total interest income than the decrease in interest expense.

     INTEREST INCOME: Interest income decreased $751,000 or 14.3% to $4.5 million for the six month period ended December 31, 2002. The decrease was related primarily to a decrease in interest income from loans, which decreased $673,000 or 13.3%, to $4.4 million for the six month period ended December 31, 2002. Also contributing to the decrease in interest income were decreases in interest income from investment securities and interest income from interest-bearing deposits and other. Interest income from investment securities decreased $43,000 or 89.6% from $48,000 for the six month period ended December 31, 2001 to $5,000 for the period just ended. Interest income from interest-bearing deposits and other decreased $35,000 or 24.3% from $144,000 for the six month period ended December 31, 2001 to $109,000 for the current period.

     The decrease in yield on the Company's loan portfolio was related primarily to a decrease in the average balance of the portfolio, although a decrease in the average rate earned on the portfolio also had a negative impact on the overall yield. The average balance of the loan portfolio decreased $10.4 million or 7.6% to $127.3 million for the six month period ended December 31, 2002, compared to the prior year period, while the average rate earned on the loan portfolio decreased 46 basis points to 6.89% for the most recent six month period. The decrease in the average balance of the Company's loan portfolio was chiefly a result of repayments associated with borrowers refinancing to lower rates with other lenders. Demand for the Bank's primary product, the adjustable rate mortgage, declines somewhat in periods of falling or low prevailing interest rates. Still, Management believes the origination of this loan provides the best blend of yield and interest rate risk protection and will continue to emphasize its origination.

     INTEREST EXPENSE: Interest expense decreased $718,000 or 21.5% to $2.6 million for the six month period ended December 31, 2002. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $652,000 or 34.2% to $1.3 million for the six month period ended December 31, 2002. The decrease in interest expense on deposits was primarily attributable to a 131 basis point decrease in the rate paid on deposits to 3.33% for the six month period ended December 31, 2002, although a $6.8 million or 8.3% decrease in the average balance of deposits outstanding from period to period also contributed. The average balance of deposits outstanding for the six month period ended December 31, 2002, was $75.3 million, compared to $82.1 million for the six month period ended December 31, 2001. Interest expense on FHLB advances decreased $66,000 or 4.6% to $1.4 million for the six month period ended December 31, 2002, compared to the same period in 2001. The decrease in interest expense on FHLB advances was primarily attributable to a decrease of $2.1 million or 4.5% in the average balance outstanding. The average balance of FHLB advances outstanding for the six month period ended December 31, 2002 was $44.4 million compared to $46.5 million for the six month period ended December 31, 2001. In general, rates paid on FHLB advances are greater than rates paid on deposits and do not re-price as quickly. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

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

     PROVISION FOR LOSSES ON LOANS: There was no provision for losses on loans for the six month period ended December 31, 2002 and a $1,000 provision for the six month period ended December 31, 2001. The allowance for loan losses was $82,000 and $102,000 at December 31, 2002 and 2001, respectively. As a percentage of non-performing assets, the allowance for losses on loans increased from 12.7% at December 31, 2001 to 20.9% at December 31, 2002. This increase was caused by a decrease in the balance of non-performing assets from period to period (see "Non-Performing Assets"). Management believed, based on its analysis of the risk profile of the Company's assets, that the allowance for losses on loans was adequate at December 31, 2002. In determining the appropriate provision, Management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by one- to four-family residential real estate, which heretofore has resulted in minimal losses on loans. However, there can be no assurance that the allowance will be adequate to cover losses on non-performing assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $13,000 or 41.9% from $31,000 for the six month period ended December 31, 2001 to $44,000 for the six month period ended December 31, 2002. The increase in other operating income was primarily attributable to gain on the sale of property acquired in settlement of loans. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $19,000 or 2.2% from $854,000 for the six month period ended December 31, 2001 to $835,000 for the six month period ended December 31, 2002. The decrease was due primarily to a $32,000 or 6.3% decrease in employee compensation and benefits, which resulted mostly from decreased costs associated with the Company's deferred compensation program. Although the deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price, the Company has taken steps to greatly reduce the expense in the future and to reduce the effects that increasing stock prices can have on the expense associated with this plan. Management expects that the Company will incur increased employee compensation and benefit costs associated with the Bank's defined benefit pension plan. For many years the Company has benefited from an excess of plan assets (and investment performance thereon) over calculated required contributions, which made additional contributions unnecessary. Management estimates that the additional expense will be approximately $21,000 for the fiscal year ending June 30, 2003.

     INCOME TAX: The Company's provision for federal income taxes increased from $367,000 for the six month period ended December 31, 2001 to $371,000 for the six month period ended December 31, 2002. The Company's effective tax rate was 34.1% and 33.7% for the six month periods ended December 31, 2002 and 2001, respectively.

     NON-PERFORMING ASSETS: At December 31, 2002, the Bank had approximately $393,000 (0.3% of net loans) in loans 90 days or more past due but still accruing, as compared to $797,000 at December 31, 2001. Also, the Bank had approximately $269,000 in loans listed as special mention and $355,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. All assets listed as non-performing are one- to four-family mortgage loans with loan-to-value ratios (based on the original appraisal and current principal balance) of less than 80%. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. Management has initiated foreclosure proceedings on some of the loans included in non-performing assets. With others, management is attempting to encourage the borrower to remedy the delinquency, although foreclosure remains an option. The Bank has not charged off any loans during the period.

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. At December 31, 2002, the Company had recorded dividends payable of $349,000 for the payment of a dividend on January 15, 2003.

     STOCK REPURCHASES: The Company has utilized stock repurchase programs to increase earnings per share, increase the Company's return on equity, and to attempt to improve the market liquidity in the Company's stock. During the three month period ended December 31, 2002, the Company did not repurchase any shares of its stock, due largely to an increase in the market price of the Company's shares. On August 15, 2002, the Company announced a new repurchase program whereby it would seek to purchase up to 62,000 shares of its outstanding common stock. The program is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company's Board and Management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     NET EARNINGS: The Company's net earnings decreased $11,000 or 3.1% from $355,000 for the three month period ended December 31, 2001, to $344,000 for the three month period ended December 31, 2002. The decrease in net earnings was primarily attributable to a decrease in net interest income of $38,000. The Company's basic earnings per share remained unchanged at $0.28 per share for the three month periods ended December 31, 2002 and 2001. The Company's diluted earnings per share decreased $0.01 per share or 3.6% from $0.28 for the three month period ended December 31, 2001 to $0.27 for the three month period ended December 31, 2002.

     NET INTEREST INCOME: Net interest income after provision for loan losses decreased $38,000 or 4.0% from $946,000 for the three month period ended December 31, 2001 to $908,000 for the three month period ended December 31, 2002. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in total interest income than the decrease in interest expense.

     INTEREST INCOME: Interest income decreased $378,000 or 14.7% to $2.2 million for the three month period ended December 31, 2002. The decrease was related primarily to a decrease in interest income from loans, which decreased $362,000 or 14.5%, to $2.1 million for the three month period ended December 31, 2002. Also contributing to the decrease in interest income was a decrease in interest income from investment securities. Interest income from investment securities decreased $14,000 or 73.7% from $19,000 for the three month period ended December 31, 2001 to $5,000 for the period just ended.

     The decrease in income on the Company's loan portfolio was related primarily to a decrease in the average balance of the portfolio although a decrease in the average rate earned on the portfolio also had a negative impact on the overall yield. The average balance of the loan portfolio decreased $12.8 million or 9.3% to $125.2 million for the three month period ended December 31, 2002, compared to the prior year period, while the average rate earned on the loan portfolio decreased 41 basis points to 6.82% for the most recent quarter ended. The decrease in the average balance of the Company's loan portfolio was chiefly a result of repayments associated with borrowers refinancing to lower rates with other lenders. Demand for the Bank's primary product, the adjustable rate mortgage, declines somewhat in periods of falling or low prevailing interest rates. Still, Management believes the origination of this loan provides the best blend of yield and interest rate risk protection and will continue to emphasize its origination.

     INTEREST EXPENSE: Interest expense decreased $340,000 or 20.9% to $1.3 million for the three month period ended December 31, 2002. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $307,000 or 33.4% to $611,000 for the three month period ended December 31, 2002. The decrease in interest expense on deposits was primarily attributable to a 124 basis point decrease in the rate paid on deposits to 3.25% for the three month period ended December 31, 2002, although the $6.5 million or 7.9% decrease in the average balance of deposits outstanding from period to period also contributed. The average balance of deposits outstanding for the three month period ended December 31, 2002, was $75.3 million, compared to $81.8 million for the three month period ended December 31, 2001. Interest expense on FHLB advances decreased $33,000 or 4.6% to $677,000 for the three month period ended December 31, 2002, compared to the same period in 2001. The decrease in interest expense on FHLB advances was primarily attributable to a decrease of $2.1 million or 4.5% in the average balance outstanding. The average balance of FHLB advances outstanding for the three month period ended December 31, 2002 was $44.1 million compared to $46.2 million for the three month period ended December 31, 2001. In general, rates paid on FHLB advances are greater than rates paid on deposits and do not re-price as quickly. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

     OTHER OPERATING INCOME: Other operating income increased $11,000 or 84.6% from $13,000 for the three month period ended December 31, 2001 to $24,000 for the three month period ended December 31, 2002. The increase in other operating income was primarily attributable to gain on the sale of property acquired in settlement of loans. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $14,000 or 3.3% from $428,000 for the three month period ended December 31, 2001 to $414,000 for the three month period ended December 31, 2002. The decrease was due primarily to a $21,000 or 8.5% decrease in employee compensation and benefits, which resulted mostly from decreased costs associated with the Company's deferred compensation program. Although the deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price, the Company has taken steps to greatly reduce the expense in the future and to reduce the effects that increasing stock prices can have on the expense associated with this plan.

     INCOME TAX: The Company's provision for federal income taxes decreased from $176,000 for the three month period ended December 31, 2001 to $174,000 for the three month period ended December 31, 2002. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 33.6% and 33.1% for the three month periods ended December 31, 2002 and 2001, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information as of December 31, 2002, concerning the Company's exposure to market risk, which has remained relatively unchanged from June 30, 2002, is incorporated by reference under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

                                    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The registrant held its Annual Meeting of Stockholders on November 12, 2002.

     (b)  Not applicable.

     (c) The only matter to be voted upon at the Annual Meeting was the election of three individuals as directors.

          Nominee                   Votes For              Votes Withheld
          -------                   ---------              --------------
          David G. Eddins           1,085,828                  1,973
          William C. Jennings       1,076,525                 11,276
          C. Michael Davenport      1,083,077                  4,724

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



                                      Frankfort First Bancorp, Inc.


Date: February 7, 2003
                                      /S/  Don D. Jennings
                                      ------------------------------------------
                                      Don D. Jennings
                                      President



                                      /S/  R. Clay Hulette
                                      ------------------------------------------
                                      R. Clay Hulette
                                      Vice President and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

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

Date: 2/7/03


                                       /s/ Don Jennings
                                       -----------------------------------------
                                       Don Jennings
                                       President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 2/7/03

                                  /s/ R. Clay Hulette
                                  ------------------------------------------
                                  R. Clay Hulette
                                  Vice President and Chief Financial Officer