Form 10-Q
period 2003-03-31
FRANKFORT FIRST BANCORP INC
filed 2003-05-14
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 2003: 1,246,108

Page 1 of  16 pages

                                    CONTENTS

PART I.    FINANCIAL INFORMATION                                            PAGE
           ---------------------------------------------------------------------

Item 1.    Consolidated Statements of Financial Condition at
           March 31, 2003 and June 30, 2002                                  3

           Consolidated Statements of Earnings for the three
           months and nine months ended March 31, 2003 and 2002              4

           Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2003 and 2002                              5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                        9

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                 14

Item 4.    Controls and Procedures                                           14

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities and Use of Proceeds                         15

Item 3.    Defaults upon Senior Securities                                   15

Item 4.    Submission of Matters to a
           Vote of Security Holders                                          15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16
----------

                          FRANKFORT FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                            March 31,     June 30,
                                                              2003          2002
     ASSETS

Cash and due from banks                                     $     115    $     638
Interest-bearing deposits in other financial institutions       8,975        4,174
                                                            ---------    ---------
       Cash and cash equivalents                                9,090        4,812

Certificates of deposit in other financial institutions         3,100          100
Loans receivable - net                                        122,241      131,180
Property acquired in settlement of loans-net                     --            311
Office premises and equipment - at depreciated cost             1,384        1,372
Federal Home Loan Bank stock - at cost                          2,799        2,708
Accrued interest receivable on loans                              303          389
Accrued interest receivable on investments and
     interest-bearing deposits                                     19           --
Prepaid expenses and other assets                                  73           85
                                                            ---------    ---------

       Total assets                                         $ 139,009    $ 140,957
                                                            =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                    $  76,230    $  75,896
Advances from the Federal Home Loan Bank                       43,299       44,982
Advances by borrowers for taxes and insurance                     188          329
Accrued interest payable                                           38           55
Accrued federal income taxes                                      155           13
Deferred federal income taxes                                     243          217
Other liabilities                                                 826        1,400
                                                            ---------    ---------
       Total liabilities                                      120,979      122,892

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                     --           --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                         17           17
   Additional paid-in capital                                   5,876        5,876
   Retained earnings - restricted                              18,571       18,606
   Less 418,335 shares of treasury stock-at cost               (6,331)      (6,434)
   Less shares acquired for stock benefit plan                   (103)        --
                                                            ---------    ---------
       Total shareholders' equity                              18,030       18,065
                                                            ---------    ---------
       Total liabilities and shareholders' equity           $ 139,009    $ 140,957
                                                            =========    =========

Book value per share                                        $   14.47    $   14.50
                                                            =========    =========

                          FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                    Nine months ended         Three months ended
                                                         March 31,                 March 31,
                                                      2003       2002          2003         2002
Interest income
   Loans                                            $6,416      $7,421        $2,033       $2,365
   Investment securities                                21          54            16            7
   Interest-bearing deposits and other                 155         186            46           42
                                                    ------      ------        ------       ------
          Total interest income                      6,592       7,661         2,095        2,414

Interest expense
   Deposits                                          1,815       2,671           563          767
   Borrowings                                        2,019       2,116           654          686
                                                    ------      ------        ------       ------
          Total interest expense                     3,834       4,787         1,217        1,453
                                                    ------      ------        ------       ------
          Net interest income                        2,758       2,874           878          961
Provision for losses on loans                           --           1            --           --
                                                    ------      ------        ------       ------
          Net interest income after provision
             for losses on loans                     2,758       2,873           878          961

Other operating income                                  55          42            11           11
General, administrative and other expense
   Employee compensation and benefits                  716         771           244          267
   Occupancy and equipment                             134         131            47           45
   Federal deposit insurance premiums                   10          12             3            4
   Franchise and other taxes                            82          67            26           27
   Data processing                                      93          91            35           30
   Other operating                                     241         243            86           88
                                                    ------      ------        ------       ------
          Total general, administrative
               and other expense                     1,276       1,315           441          461
                                                    ------      ------        ------       ------
          Earnings before income taxes               1,537       1,600           448          511

Federal income taxes
   Current                                             497         438           131          167
   Deferred                                             26         107            21           11
                                                    ------      ------        ------       ------
          Total federal income taxes                   523         545           152          178
                                                    ------      ------        ------       ------
          NET EARNINGS                              $1,014      $1,055        $  296       $  333
                                                    ======      ======        ======       ======
            Basic Earnings Per Share                $ 0.81      $ 0.85        $ 0.23       $ 0.27
                                                    ======      ======        ======       ======
            Diluted Earnings Per Share              $ 0.79      $ 0.83        $ 0.23       $ 0.26
                                                    ======      ======        ======       ======

                          FRANKFORT FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended March 31,
                                 (In thousands)

                                                                       2003        2002
Cash flows from operating activities:
   Net earnings for the period                                      $  1,014    $  1,055
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net                --          (5)
       Amortization of deferred loan origination fees                    (95)        (50)
       Depreciation and amortization                                      59          59
       Provision for losses on loans                                      --           1
       Federal Home Loan Bank stock dividends                            (91)       (110)
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                     67          70
          Prepaid expenses and other assets                               12          22
          Accrued interest payable                                       (17)         (3)
          Other liabilities                                             (574)         22
          Federal income taxes
             Current                                                     142          98
             Deferred                                                     26         107
                                                                    --------    --------
               Net cash provided by operating activities
                                                                         543       1,266
Cash flows provided by (used in) investing activities:
   Purchase of certificates of deposit in other financial
     institutions                                                     (3,000)         --
   Proceeds from maturity of investment securities                        --       2,000
   Loan principal repayments                                          27,634      24,520
   Loan disbursements                                                (18,600)    (20,847)
   Proceeds from sale of real estate acquired through
     foreclosure                                                         311          --
   Purchase of office premises and equipment                             (71)        (30)
                                                                    --------    --------
             Net cash provided by investing activities                 6,274       5,643
Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                           334      (4,837)
   Repayment of Federal Home Loan Bank advances                       (1,683)     (1,845)
   Advances by borrowers for taxes and insurance                        (141)       (146)
   Dividends paid on common stock                                     (1,049)     (1,047)
                                                                    --------    --------
             Net cash used in financing activities                    (2,539)     (7,875)
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents                   4,278        (966)
Cash and cash equivalents at beginning of period                       4,812       6,717
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  9,090    $  5,751
                                                                    ========    ========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Federal income taxes                                         $    360    $    340
                                                                    ========    ========

       Interest on deposits and borrowings                          $  3,851    $  4,790
                                                                    ========    ========

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the three month and nine month periods ended March 31, 2003 and 2002

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month and nine month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,246,108 for each of the nine month and three month periods ended March 31, 2003, and 2002.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,284,634 and 1,283,953 for the nine and three month periods ended March 31, 2003, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 38,526 and 37,845 for the nine and three month periods ended March 31, 2003, respectively. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,278,394 and 1,281,768 for the nine and three month periods ended March 31, 2002, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 32,286 and 35,660 for the nine and three month periods ended March 31, 2002, respectively. As of March 31, 2003 the Company had 181,859 stock options outstanding of which 177,112 had an exercise price of $13.80 per share and 4,747 had an exercise price of $14.91 per share.

(4) EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after March 31, 2003.

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

     Management adopted SFAS No. 147 effective October 1, 2002, without material effect on the Company's financial condition or results of operations.

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

     Management adopted the disclosure provisions of SFAS No. 148 effective January 1, 2003, without material effect on the Company's financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the disclosure requirements of FIN 46 effective January 1, 2003, without material effect on its financial statements.

(5) STOCK OPTION PLAN

     The Board of Directors adopted the Frankfort First Bancorp, Inc. 1995 Stock Option and Incentive Plan (the "Plan") which provided for the issuance of 261,085 (adjusted) shares of authorized, but unissued shares of common stock at fair value at the date of grant. The Company had initially granted options to purchase shares at an adjusted fair value of $13.80 per share. The Plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the grant.

     The Company accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro forma disclosure requirements for net earnings and earnings per share are not applicable to the nine and three month periods ended March 31, 2003 and 2002, as no options were granted during those periods and options previously granted had fully vested prior to July 1, 2001.

     A summary of the status of the Company's stock option plan as of March 31, 2003 and June 30, 2002 and 2001, and changes during the periods ending on those dates is presented below:

                                                     NINE MONTHS ENDED                         YEAR ENDED
                                                         MARCH 31,                              JUNE 30,
                                                           2003                    2002                    2001
                                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                                AVERAGE                  AVERAGE                 AVERAGE
                                                               EXERCISE                 EXERCISE                EXERCISE
                                                     SHARES      PRICE        SHARES      PRICE       SHARES      PRICE
Outstanding at beginning of period                   181,859     $13.83      239,495     $13.82      239,495     $13.82
Granted                                                   --         --           --         --           --         --
Exercised                                                 --         --           --         --           --         --
Forfeited                                                 --         --      (57,636)     13.80           --         --
                                                     -------     ------      -------     ------      -------     ------
Outstanding at end of period                         181,859     $13.83      181,859     $13.83      239,492     $13.82
                                                     =======     ======      =======     ======      =======     ======
Options exercisable at period-end                    181,859     $13.83      181,859     $13.83      238,543     $13.82
                                                     =======     ======      =======     ======      =======     ======

The following information applies to options outstanding at March 31, 2003:

Number outstanding                                                    181,859
Range of exercise prices                                      $13.80 - $14.91
Weighted-average exercise price                                        $13.83
Weighted-average remaining contractual life                        2.75 years

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND JUNE 30, 2002

     ASSETS: The Company's total assets were $139.0 million at March 31, 2003, a decrease of $1.9 million or 1.4% from the June 30, 2002 level. The decrease in total assets was primarily attributable to a decrease in the Company's net loans receivable, which decreased $8.9 million or 6.8% to $122.2 million at March 31, 2003. The decrease in the Company's net loans receivable was partially offset by an increase of $4.3 million or 88.9% in cash and cash equivalents, which totaled $9.1 million at March 31, 2003 and a $3.0 million increase in certificates of deposit in other financial institutions.

     LIABILITIES: The Company's total liabilities decreased $1.9 million or 1.6% to $121.0 million at March 31, 2003, compared to June 30, 2002. The decrease in total liabilities was primarily attributable to decreases in FHLB advances and other liabilities. FHLB advances decreased $1.7 million or 3.7% to $43.3 million at March 31, 2003. Other liabilities decreased $574,000 or 41.0% to $826,000 at March 31, 2003, as liabilities associated with the Company's deferred compensation program were reduced during the period.

     SHAREHOLDERS' EQUITY: Shareholders' equity was $18.0 million at March 31, 2003, a decrease of $35,000 or 0.2% compared to June 30, 2002. The Company's book value per share was $14.47 at March 31, 2003, compared to $14.50 at June 30, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     NET EARNINGS: The Company's net earnings decreased $41,000 or 3.9% to $1.0 million for the nine month period ended March 31, 2003. The decrease in net earnings was primarily attributable to a decrease in net interest income after provision for losses on loans of $115,000. The Company's basic earnings per share decreased $0.04 or 4.7% from $0.85 per share for the nine month period ended March 31, 2002 to $0.81 per share for the nine month period ended March 31, 2003. The Company's diluted earnings per share decreased $0.04 per share or 4.8% from $0.83 for the nine month period ended March 31, 2002 to $0.79 for the nine month period ended March 31, 2003.

     NET INTEREST INCOME: Net interest income after provision for loan losses was $2.8 million for the nine month period ended March 31, 2003, a decrease of $115,000 or 4.0% compared to the nine month period ended March 31, 2002. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in total interest income than the decrease in interest expense.

     INTEREST INCOME: Interest income decreased $1.1 million or 14.0% to $6.6 million for the nine month period ended March 31, 2003. The decrease was related primarily to a decrease in interest income from loans, which decreased $1.0 million or 13.5%, to $6.4 million for the nine month period ended March 31, 2003. Also contributing to the decrease in interest income were decreases in interest income from investment securities and interest income from interest-bearing deposits and other. Interest income from investment securities decreased $33,000 or 61.1% from $54,000 for the nine month period ended March
31, 2002 to $21,000 for the period just ended. Interest income from interest-bearing deposits and other decreased $31,000 or 16.7% from $186,000 for the nine month period ended March 31, 2002 to $155,000 for the current period.

     The decrease in yield on the Company's loan portfolio was related primarily to a decrease in the average balance of the portfolio, although a decrease in the average rate earned on the portfolio also had a negative impact on the overall yield. The average balance of the loan portfolio decreased $10.8 million or 7.9% to $125.9 million for the nine month period ended March 31, 2003, compared to the prior year period, while the average rate earned on the loan portfolio decreased 44 basis points to 6.80% for the most recent nine month period. The decrease in the average balance of the Company's loan portfolio was chiefly a result of repayments associated with borrowers refinancing to lower rates with other lenders. Demand for the Bank's primary product, the adjustable rate mortgage, declines somewhat in periods of falling or low prevailing interest rates. Still, Management believes the origination of this loan provides the best blend of yield and interest rate risk protection and will continue to emphasize its origination.

     INTEREST EXPENSE: Interest expense decreased $953,000 or 19.9% to $3.8 million for the nine month period ended March 31, 2003. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $856,000 or 32.0% to $1.8 million for the nine month period ended March 31, 2003. The decrease in interest expense on deposits was primarily attributable to a 120 basis point decrease in the rate paid on deposits to 3.20% for the nine month period ended March 31, 2003, although a $5.3 million or 6.6% decrease in the average balance of deposits outstanding from period to period also contributed. The average balance of deposits outstanding for the nine month period ended March 31, 2003, was $75.5 million. Interest expense on FHLB advances decreased $97,000 or 4.6% to $2.0 million for the nine month period ended March 31, 2003, compared to the same period in 2002. The decrease in interest expense on FHLB advances was primarily attributable to a decrease of $2.1 million or 4.5% in the average balance outstanding. The average balance of FHLB advances outstanding for the nine month period ended March 31, 2003 was $44.1 million compared to $46.2 million for the nine month period ended March 31, 2002. In general, rates paid on FHLB advances are greater than rates paid on deposits and do not re-price as quickly. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

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

     PROVISION FOR LOSSES ON LOANS: There was no provision for losses on loans for the nine month period ended March 31, 2003 and a $1,000 provision for the nine month period ended March 31, 2002. The allowance for loan losses was $82,000 and $102,000 at March 31, 2003 and 2002, respectively. As a percentage of non-performing assets, the allowance for losses on loans increased from 16.7% at March 31, 2002 to 17.5% at March 31, 2003. This increase was caused chiefly by a decrease in the balance of non-performing assets from period to period (see "Non-Performing Assets"). Management believed, based on its analysis of the risk profile of the Company's assets, that the allowance for losses on loans was adequate at March 31, 2003. In determining the appropriate provision, Management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by one- to four-family residential real estate, which heretofore has resulted in minimal losses on loans. However, there can be no assurance that the allowance will be adequate to cover losses on non-performing assets in the future.

     OTHER OPERATING INCOME: Other operating income increased $13,000 or 31.0% from $42,000 for the nine month period ended March 31, 2002 to $55,000 for the nine month period ended March 31, 2003. The increase in other operating income was primarily attributable to gain on the sale of property acquired in settlement of loans. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $39,000 or 3.0% remaining at $1.3 million for the nine month periods ended March 31, 2003 and 2002. The decrease was due primarily to a $55,000 or 7.1% decrease in employee compensation and benefits, which resulted mostly from decreased costs associated with the Company's deferred compensation program. Although the deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price, the Company has taken steps to greatly reduce the expense in the future and to reduce the effects that increasing stock prices can have on the expense associated with this plan. Management expects that the Company will incur increased employee compensation and benefit costs associated with the Bank's defined benefit pension plan. For many years the Company has benefited from an excess of plan assets (and investment performance thereon) over calculated required contributions, which made additional contributions unnecessary. Management estimates that the additional expense will be approximately $21,000 for the fiscal year ending June 30, 2003.

     INCOME TAX: The Company's provision for federal income taxes decreased from $545,000 for the nine month period ended March 31, 2002 to $523,000 for the nine month period ended March 31, 2003. The Company's effective tax rate was 34.0%
and  34.1%  for  the  nine  month   periods  ended  March  31,  2003  and  2002,
respectively.

     NON-PERFORMING ASSETS: At March 31, 2003, the Bank had approximately $468,000 (0.4% of net loans) in loans 90 days or more past due but still accruing, as compared to $612,000 at March 31, 2002. Also, the Bank had approximately $361,000 in loans listed as special mention and $490,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. All assets listed as non-performing are one- to four-family mortgage loans with loan-to-value ratios (based on the original appraisal and current principal balance) of less than 80%. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. Management has initiated foreclosure proceedings on some of the loans included in non-performing assets. With others, management is attempting to encourage the borrower to remedy the delinquency, although foreclosure remains an option. The Bank has not charged off any loans during the period.

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. At March 31, 2003, the Company had recorded dividends payable of $351,000 for the payment of a dividend on April 15, 2003.

     STOCK REPURCHASES: The Company has utilized stock repurchase programs to increase earnings per share, increase the Company's return on equity, and to attempt to improve the market liquidity in the Company's stock. During the three month period ended March 31, 2003, the Company did not repurchase any shares of its stock, due largely to an increase in the market price of the Company's shares. On August 15, 2002, the Company announced a new repurchase program whereby it would seek to purchase up to 62,000 shares of its outstanding common stock. The program is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The Company's Board and Management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     NET EARNINGS: The Company's net earnings decreased $37,000 or 11.1% from $333,000 for the three month period ended March 31, 2002, to $296,000 for the three month period ended March 31, 2003. The decrease in net earnings was primarily attributable to a decrease in net interest income of $83,000. The Company's basic earnings per share decreased $0.04 or 14.8% to $0.23 per share for the three month period ended March 31, 2003 compared to $0.27 per share for the three month period ended March 31, 2002. The Company's diluted earnings per share decreased $0.03 or 11.5% from $0.26 per share for the three month period ended March 31, 2002 to $0.23 for the three month period ended March 31, 2003.

     NET INTEREST INCOME: Net interest income after provision for loan losses decreased $83,000 or 8.6% from $961,000 for the three month period ended March 31, 2002 to $878,000 for the three month period ended March 31, 2003. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in total interest income than the decrease in interest expense.

     INTEREST INCOME: Interest income decreased $319,000 or 13.2% to $2.1 million for the three month period ended March 31, 2003. The decrease was related primarily to a decrease in interest income from loans, which decreased $332,000 or 14.0%, to $2.0 million for the three month period ended March 31, 2003. Partially offsetting the decrease in interest income from loans were increases in interest income from investment securities and interest income from interest-bearing deposits and other. Interest income from investment securities increased $9,000 or 128.6% to $16,000 for the three month period just ended. Interest income from interest-bearing deposits and other increased $4,000 or 9.5% to $46,000 for the three month period ended March 31, 2003.

     The decrease in income on the Company's loan portfolio was related primarily to a decrease in the average balance of the portfolio although a decrease in the average rate earned on the portfolio also had a negative impact on the overall yield. The average balance of the loan portfolio decreased $12.1 million or 9.0% to $122.6 million for the three month period ended March 31, 2003, compared to the prior year period, while the average rate earned on the loan portfolio decreased 40 basis points to 6.63% for the most recent quarter ended. The decrease in the average balance of the Company's loan portfolio was chiefly a result of repayments associated with borrowers refinancing to lower rates with other lenders. Demand for the Bank's primary product, the adjustable rate mortgage, declines somewhat in periods of falling or low prevailing interest rates. Still, Management believes the origination of this loan provides the best blend of yield and interest rate risk protection and will continue to emphasize its origination.

     INTEREST EXPENSE: Interest expense decreased $236,000 or 16.2% to $1.2 million for the three month period ended March 31, 2003. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $204,000 or 26.6% to $563,000 for the three month period ended March 31, 2003. The decrease in interest expense on deposits was primarily attributable to a 94 basis point decrease in the average rate paid on deposits to 2.96% for the three month period ended March 31, 2003, although the $2.7 million or 3.5% decrease in the average balance of deposits outstanding from period to period also contributed. The average balance of deposits outstanding for the three month period ended March 31, 2003, was $76.0 million. Interest expense on FHLB advances decreased $32,000 or 4.7% to $654,000 for the three month period ended March 31, 2003, compared to the same period in 2002. The decrease in interest expense on FHLB advances was primarily attributable to a decrease of $2.0 million or 4.4% in the average balance outstanding. The average balance of FHLB advances outstanding for the three month period ended March 31, 2003 was $43.5 million compared to $45.5 million for the three month period ended March 31, 2002. In general, rates paid on FHLB advances are greater than rates paid on deposits and do not re-price as quickly. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

     OTHER OPERATING INCOME: Other operating income remained constant at $11,000 for the three month periods ended March 31, 2003 and 2002. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense decreased $20,000 or 4.3% from $461,000 for the three month period ended March 31, 2002 to $441,000 for the three month period ended March 31, 2003. The decrease was due primarily to a $23,000 or 8.6% decrease in employee compensation and benefits, which resulted mostly from decreased costs associated with the Company's deferred compensation program. Although the deferred compensation plan has some features that cause compensation expense to increase with the Company's stock price, the Company has taken steps to greatly reduce the expense in the future and to reduce the effects that increasing stock prices can have on the expense associated with this plan.

     INCOME TAX: The Company's provision for federal income taxes decreased from $178,000 for the three month period ended March 31, 2002 to $152,000 for the three month period ended March 31, 2003. The decrease was a result of the decrease in the Company's pretax earnings. The Company's effective tax rate was 33.9% and 34.8% for the three month periods ended March 31, 2003 and 2002, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information as of March 31, 2003, concerning the Company's exposure to market risk, which has remained relatively unchanged from June 30, 2002, is incorporated by reference under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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






                                  Frankfort First Bancorp, Inc.


Date: May 12, 2003
                                  /S/  Don D. Jennings
                                  -------------------------------------
                                  Don D. Jennings
                                  President



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

Date: May 13, 2003


                                 /s/ Don Jennings
                                 -------------------------------------
                                 Don Jennings
                                 President and Chief Executive Officer

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

Date: May 12, 2003

                                  /s/ R. Clay Hulette
                                  ------------------------------------------
                                  R. Clay Hulette
                                  Vice President and Chief Financial Officer