Form 10KSB
period 2003-06-30
FRANKFORT FIRST BANCORP INC
filed 2003-09-29
CIK 930182

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

                 FOR ALL ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                           Commission File No. 0-26360

                          FRANKFORT FIRST BANCORP, INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

        DELAWARE                                            61-1271129
----------------------------------                   -----------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

216 W. MAIN STREET, FRANKFORT, KENTUCKY                        40601
----------------------------------------             -----------------------
(Address of Principal Executive Offices)                     (Zip Code)

         Issuer's telephone number, including area code: (502) 223-1638
                                                        ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --   --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $8.7 million.

The aggregate market value of voting and non-voting common equity held by nonaffiliates computed at September 12, 2003, was approximately $18.3 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National Market as of September 12, 2003. For purposes of this calculation, directors and executive officers are not treated as "non-affiliates".

Number  of  shares  of  Common  Stock  outstanding  as of  September  26,  2003:
1,256,540.

Transitional Small Business Disclosure Format (check one): Yes X  No
                                                               --   --

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003. (Parts I and II)
2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

     THE COMPANY. Frankfort First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort ("First Federal" or the "Bank") for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the "Conversion"). The Conversion was completed July 7, 1995, with the Company issuing 1,725,000 (as adjusted) shares of its common stock, par value $.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company's principal business is the business of First Federal. At June 30, 2003, the Company had total assets of $138.3 million, deposits of $75.6 million and shareholder's equity of $18.0 million.

     THE BANK. First Federal was originally chartered in 1934 as a Kentucky-chartered building and loan association known as "Greater Frankfort Building and Loan Association" and was rechartered in 1938 as First Federal Savings and Loan Association of Frankfort. First Federal has been a member of the Federal Home Loan Bank ("FHLB") of Cincinnati and its deposits have been federally insured since 1938. In 1989, First Federal became a federal mutual savings bank and adopted its current name. First Federal converted to stock form, as described above, on July 7, 1995. First Federal currently operates through three banking offices located in Frankfort, Kentucky.

     First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on one-to-four family residences in First Federal's market area. First Federal also originates, to a lesser extent, church loans, home equity loans and other loans. During fiscal year 2002, First Federal established Main Street Financial Services, Inc. ("Main Street") as a wholly owned subsidiary. This subsidiary was formed for the purposes of offering certain types of non-deposit investment products to the Bank's customers. Due to recent regulatory changes, the Bank is now permitted to offer the same services as provided by Main Street. Main Street will likely be dissolved in the coming year.

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

LENDING ACTIVITIES

     General. First Federal's principal lending activity consists of the origination of loans secured by first mortgages on owner occupied one-to-four family residences in the Bank's lending area, which is limited to the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford. First Federal also originates loans secured by nonowner occupied one-to-four family homes, loans secured by churches, professional office real estate, multi-family, home equity lines of credit, second mortgages and share loans. Additionally, First Federal offers financing for the construction of single family, owner occupied homes. Such financing is available only for, and made directly to, the homeowners. First Federal from time to time considers and may originate loans secured by commercial real estate on a limited basis.

     Beginning in the early 1980s management of the Bank has sought to build a rate sensitive loan portfolio and to manage First Federal's interest rate risk by emphasizing the origination of adjustable rate mortgage loans with an initial fixed term of one, three or five years. The Bank also offers fixed-rate financing.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At June 30, 2003, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                   At June 30,
                                                          2003                     2002
                                               ------------------------- -------------------------
                                               Amount        %           Amount       %
                                               ------      -----         ------     -------
                                                              (Dollars in thousands)
Type of Loan:
-------------
Real estate loans:
  Construction loans........................  $   1,617     1.29%     $    1,763    1.33%
  One-to-four family residential............    113,297    90.15         121,756   92.03
  Multi-family residential..................         68     0.05              71    0.05
  Other loans (1)...........................      4,820     3.83           3,519    2.66
Consumer loans --
  Savings account loans.....................        235     0.19             324    0.25
  Home equity lines of credit...............      5,642     4.49           4,862    3.68
                                              ---------   ------      ----------  ------
                                                125,679   100.00%        132,295  100.00%
                                                          ======                  ======
Less:
  Loans in process..........................        916                      848
  Discounts, deferred loan fees and other...         85                      185
  Allowance for loan losses.................         82                       82
                                              ---------               ----------
     Total..................................  $ 124,596               $  131,180
                                              =========               ==========

-------------------

     (1) At June 30, 2003 composed of church loans ($2.5 million), professional office properties ($1.7 million) and agricultural real estate ($600,000).

     The following table sets forth certain information at June 30, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                          Due After
                                   Due Within             1 Through         Due After
                                 One Year After         5 Years After     5 Years After
                                  June 30, 2003         June 30, 2003     June 30, 2003           Total
                                  -------------         -------------     -------------           -----
                                                     (Dollars in thousands)
Real estate loans:
  Construction loans.............   $  1,617              $      --       $       --         $  1,617
  One-to-four family.............      4,169                 18,807           90,321          113,297
  Multi-family residential.......          3                     15               50               68
Other loans......................        207                    844            3,769            4,820

Consumer loans:
  Savings account loans..........        235                     --               --              235
  Home equity lines of credit....      1,019                  2,473            2,150            5,642
                                    --------              ---------       ----------         --------
    Total........................   $  7,250              $  22,139       $   96,290         $125,679
                                    ========              =========       ==========         ========

     The following table sets forth at June 30, 2003, the dollar amount of all loans due more than one year after June 30, 2003 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                       Predetermined                  Floating or
                                                                            Rate                   Adjustable Rates
                                                                       -------------               ----------------
                                                                                (Dollars in thousands)

Real estate loans:
  One-to-four family residential.....................................  $    28,032               $    81,096
  Multi-family residential...........................................           --                        65
  Other loans........................................................        1,520                     3,093

Consumer loans:
  Home equity lines of credit........................................           --                     4,623
  Savings account loans..............................................           --                        --
                                                                       -----------               -----------
     Total...........................................................  $    29,552               $    88,877
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

                                                                       Year Ended June 30,
                                                                 ----------------------------
                                                                   2003                2002
                                                                 --------            --------
                                                                     (Dollars in thousands)
Originations
  Real estate loans:
    One-to-four family.........................................  $  21,008          $  17,594
    Multi-family...............................................         --                 --
    Other......................................................      1,392              2,306
    Construction loans.........................................      1,638              2,023
  Consumer loans:
    Home equity line of credit.................................      4,599              3,819
    Savings account loans......................................         85                100
                                                                 ---------          ---------
     Total.....................................................  $  28,722          $  25,842
                                                                 =========          =========

     Other than loan participations purchased for purposes of community investment which have been repaid at June 30, 2003, the Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases of loans in the foreseeable future. The Bank has entered into a new program in which new fixed-rate mortgages may be sold to the FHLB of Cincinnati, with servicing retained by the Bank. The Bank may originate fixed-rate mortgages that could be sold into this or another program.

     One-to-four Family Residential Lending and Second Mortgage Loans. The Bank historically has been and continues to be an originator of loans secured by owner occupied, one-to-four family residential properties located in its market area. At June 30, 2003, approximately $113.3 million, or 90.2%, of the Bank's loan portfolio consisted of loans secured by one-to-four family residential properties which were primarily owner-occupied, single family residences.

     First Federal began originating adjustable-rate residential mortgage loans in the early 1980s. Since that time, most one-to-four family mortgage loans originated by the Bank have been adjustable-rate loans with an initial fixed term of one, three, or five years. After the initial term, the rate adjustments on the Bank's adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes ("NACR"). The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points.

     At June 30, 2003, the Bank's loan portfolio included $72.8 million in adjustable-rate one-to-four family residential mortgage loans, or 64.5% of the Bank's one-to-four family residential mortgage loan portfolio.

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

     The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower's primary residence, they differ from the Bank's traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). The Bank also offers such loans underwritten to a maximum of 80% loan-to-value ratio and all are fully amortizing. The Bank has been offering second mortgages up to an overall 90% loan-to-value ratio at a premium rate to qualified borrowers. These loans have a term of seven years and are not covered by private mortgage insurance. At June 30, 2003, the outstanding balance of the first and second mortgages totaled $2.1 million.

     Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank's primary market area. These loans have a maximum loan-to-value ratio of 75%, and are originated under the same terms as the Bank's one-to-four family real estate mortgage loans. At June 30, 2003, the Bank had 19 church loans aggregating approximately $2.5 million. The Bank occasionally considers loans on small commercial properties located in the Bank's market area. At June 30, 2003, the Bank had six commercial loans secured by property which aggregated approximately $2.3 million. The Bank does not have a specific underwriting policy for such loans, but generally, will make them at a loan-to-value ratio of 75%. All such loans are subject to Board approval.

     Construction Lending. The Bank offers single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 2003, single-family residential construction loans constituted $1.6 million, or 1.3%, of First Federal's total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property. The Bank's construction loans may be refinanced into permanent loans upon completion of the construction.

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

     At June 30, 2003, the Bank's consumer loan balance totaled $5.9 million, or 4.7% of its total loan portfolio. Of the consumer loan balance at June 30, 2003, 96.0% were home equity loans and 4.0% were loans secured by savings deposits at the Bank.

     The Bank's home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank's home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value at a premium rate to qualified borrowers, less the balance of the first mortgage. These loans are not secured by private mortgage insurance. The Bank's home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank's home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2003, the total outstanding home equity loans amounted to $5.6 million, or 4.5%, of the Bank's total loan portfolio.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2003, loans on savings accounts totaled $235,000, or 0.2%, of the Bank's total loan portfolio.

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

     The Bank's loan committee analyzes a completed application and may approve or deny the loan if the loan is $275,000 or less and the property is a one-to-four family dwelling, the loan is $150,000 or less and the property is a church, or a home equity line of credit of $100,000 or less. Loans that do not conform to these criteria must be submitted to the Board of Directors for approval.

     It is First Federal's policy to record a lien on the real estate securing a loan. The Bank generally does not require title insurance, although it may be required for loans made in certain programs. The Bank requires fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area. The Bank also requires an earthquake provision in all policies for new loans. A Bank employee is designated to constantly review and update insurance files.

     Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution's unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $2.7 million at June 30, 2003. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 2003, First Federal had no loans classified as loss or doubtful and $496,000 of assets classified as substandard. At June 30, 2003, assets designated as special mention totaled $204,000.

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

     First Federal's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of First Federal's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in First Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-offs and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, First Federal would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value. Any portion of the outstanding loan balance in excess of fair value would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, under most circumstances a gain on sale of real estate would be recorded. If, upon ultimate disposition of the property, the net carrying value of the property exceeds the sales proceeds, a loss would be charged to operations. At June 30, 2003, First Federal had $29,000 in real estate acquired through foreclosure consisting of one property. Subsequent to fiscal year end, this property was sold without loss to First Federal.

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.


                                                                           Year Ended June 30,
                                                                       -------------------------
                                                                         2003             2002
                                                                       --------         --------
                                                                         (Dollars in thousands)

         Balance at beginning of period..............................  $      82        $    101
         Loans charged off...........................................         --             (20)
         Provision for loan losses...................................         --               1
                                                                       ---------        --------
         Balance at end of period....................................  $      82        $     82
                                                                       =========        ========

         Ratio of net charge-offs during the period to
              average loans outstanding..............................       0.00%           0.01%
                                                                       =========        ========

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                                       June 30,
                                                              ---------------------------------------------------
                                                                      2003                         2002
                                                              -------------------------- ------------------------
                                                                          Percent of                  Percent of
                                                                           Loans in                    Loans in
                                                                         Category to                 Category to
                                                              Amount     Total Loans     Amount      Total Loans
                                                              ------     -----------     ------      ------------
                                                                                (Dollars in thousands)
Real estate - mortgage:
  Residential...............................................  $   74          90.20%     $   76           92.08%
  Commercial................................................       3           3.83           2            2.66
Real estate - construction..................................       1           1.29           1            1.33
Consumer....................................................       4           4.68           3            3.93
                                                              ------         ------      ------          ------
Total allowance for loan losses.............................  $   82         100.00%     $   82          100.00%
                                                              ======         ======      ======          ======

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below. For additional information concerning First Federal's policy for placing loans on non-accrual status, see Note A(3) of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Stockholders (the "Annual Report").

                                                               June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     ------------    -----------

Accruing loans which are contractually
  past due 90 days or more..........................  $    251       $   568
Percentage of total loans...........................      0.20%         0.43%
Percentage of total assets..........................      0.18%         0.40%

     At June 30, 2003, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

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

     First Federal makes investments in order to diversify its assets, manage cash flow, obtain yield and maintain the sufficient levels of liquid assets. The Bank currently maintains an investment portfolio consisting primarily of deposits in other financial institutions and mortgage-backed securities. Investment decisions generally are made by First Federal's Investment Committee and approved by the Board of Directors. In the future, the Investment Committee may consider other investment options and investment strategies, including but not limited to FHLB Certificates of Deposit, U.S. Treasury issues, Federal agency issues, and U.S. Government agency issues.

     Mortgage-Backed Securities. First Federal also invests in traditional mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as First Federal. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of First Federal's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of First Federal.

     Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     First Federal's mortgage-backed securities portfolio consists primarily of newly-originated adjustable-rate mortgage-backed securities. At June 30, 2003, First Federal had $4.0 million, or 2.9% of total assets, in mortgage-backed securities. All of First Federal's mortgage-backed securities are insured or guaranteed by FNMA and GNMA and have been designated as available for sale. As such, unrealized gains and losses are mortgage-backed securities are recognized through shareholders' equity, net of tax effects.

     The following table sets forth the carrying value of the First Federal's investment portfolio and FHLB stock at the dates indicated.

                                                                                June 30,
                                                                       -------------------------
                                                                         2003             2002
                                                                       --------         --------
                                                                         (Dollars in thousands)
         Investment securities:
         Interest-earning deposits and certificates of deposit.......  $   4,650        $  4,274
         FHLB stock..................................................      2,827           2,708
                                                                       ---------        --------
              Total investments......................................      7,477           6,982
         Mortgage-backed securities available for sale:
           GNMA participation certificates...........................      2,029              --
           FNMA participation certificates...........................      1,968              --
                                                                       ---------        --------
              Total mortgage-backed securities available for sale....      3,997              --
                                                                       ---------        --------
                Total investments and mortgage-backed securities.....  $  11,474        $  6,982
                                                                       =========        ========

     The  following  table  sets  forth  information   regarding  the  scheduled
maturities, market value and weighted-average yields for First Federal's investments, excluding FHLB stock, at June 30, 2003.

                                                                           At June 30, 2003
                                    One Year or Less      One to Five Years    More than 10 Years  Total Investment Portfolio
                                    ----------------   --------------------   -------------------  --------------------------
                                    Carrying     Avg     Carrying    Avg      Carrying     Avg     Carrying  Market   Average
                                      Value     Yield     Value     Yield      Value      Yield      Value    Value    Yield
                                    --------    -----    --------   -----     --------    -----    --------  ------    -----
Investment Securities:
Interest-earning deposits
  and certificates of deposit......  $ 2,524    1.35%     $2,000    2.10%                          $4,524   $4,524      1.68%

  Mortgage-backed securities.......                                            $3,997     3.45%     3,997    3,997      3.45%
                                     -------              ------               ------              ------   ------
Total investments and
  mortgage-backed securities.......  $ 2,524              $2,000               $3,997              $8,521   $8,521
                                     =======              ======               ======              ======   ======

.................
For additional information, see Notes A-2 and B of the Notes to Consolidated Financial Statements included in the Annual Report.

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

     Savings deposits in First Federal at June 30, 2003 were represented by the various types of savings programs described below.


Interest       Minimum                                                      Minimum    Balance in     Percentage of
Rate (1)         Term                     Category                          Amount      Thousands     Total Savings
--------       -------                    --------                          ------     -----------    -------------
1.28%   None                 Passbook                              $     100     $  10,679           14.12%
1.75%   None                 Christmas Savings                           N/A           160            0.21%
1.49%   None                 NOW                                         300         2,098            2.78%
1.76%   None                 Home Equity                                 N/A            53            0.07%
1.69%   None                 Golden 50                                   300         2,838            3.75%
1.77%   None                 Super NOW                                 1,000           909            1.20%
1.87%   None                 MMDA                                      1,000         3,781            5.00%
   --   None                 Noninterest-bearing                         300           482            0.64%
                                                                                 ---------           ------
                                                                                    21,000           27.77%
                             Certificates of Deposit
                             -----------------------

1.29%   91-Days              Fixed Term, Fixed Rate                      500         1,068            1.41%
1.54%   182-Days             Fixed-Term, Fixed Rate                      500         4,529            5.99%
1.20%   9-month              Fixed-Term, Fixed Rate (2)                5,000           686            0.91%
2.55%   12-month             Fixed-Term, Fixed Rate                      500        12,549           16.59%
2.61%   12-month             Variable IRA                                100         2,525            3.34%
1.85%   12-month             Fixed-Term, Variable Rate                   500           925            1.22%
3.09%   24-month             Fixed-Term, Variable Rate (3)               500         4,933            6.52%
2.87%   18-month             Fixed-Term, Fixed Rate                      500         1,452            1.92%
3.25%   24-month             Fixed-Term, Fixed Rate                      500         6,363            8.42%
4.41%   30-month             Fixed-Term, Fixed Rate                      500         1,330            1.76%
4.55%   36-month             Fixed-Term, Fixed Rate                      500        15,661           20.71%
4.72%   60-month             Fixed-Term, Fixed Rate                      500         2,375            3.14%
5.49%   72-month             Fixed Term, Fixed Rate                      500           194            0.26%
3.03%   Varies               Other                                       N/A            32            0.04%
                                                                                        ---------           ------
                                                                                           54,622           72.23
                                                                                        ---------          -------
                                                                                        $  75,622          100.00%
                                                                                        =========          ======

-------------------

(1)  Represents weighted-average interest rate.
(2) Account holder may withdraw all or part of the account balance after 30 days.
(3) Account holder has a one-time option to increase the interest rate to the rate offered by the Bank on a new 24-month Certificate of Deposit.

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.


                                                   Year Ended June 30,
                                --------------------------------------------------------
                                         2003                               2002
                                -----------------------           -----------------------
                                Interest-                         Interest-
                                Bearing                           Bearing
                                Demand         Time               Demand          Time
                                Deposits     Deposits             Deposits      Deposits
                                ---------    --------             ---------     --------
                                                   (Dollars in thousands)

Average balance..............    $10,239      $55,278              $9,430       $60,545
Average rate.................       1.61%        3.68%               2.28%         4.87%

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 2003.


                                                                  Certificates
      Maturity Period                                              of Deposit
      ---------------                                             ------------
                                                                   (Thousands)

      Three months or less......................................    $     598
      Over three through six months.............................        2,139
      Over six through 12 months................................        2,464
      Over 12 months............................................        4,270
                                                                    ---------
               Total............................................    $   9,471
                                                                    =========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal's mortgage loan portfolio. At June 30, 2003, First Federal had $43.0 million in advances outstanding from the FHLB of Cincinnati.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

                                                                          At June 30
                                                                -----------------------------
                                                                   2003                2002
                                                                ---------           ---------
                                                                      (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances...............................................  $  43,017           $  44,982
                                                                =========           =========

Weighted average rate paid on:
  FHLB advances...............................................       6.08%               6.09%

                                                                         For the Year
                                                                         Ended June 30,
                                                                -----------------------------
                                                                   2003                2002
                                                                ---------           ---------
                                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
   FHLB advances..............................................  $  44,982           $  47,128


                                                                         For the Year
                                                                         Ended June 30,
                                                                -----------------------------
                                                                   2003                2002
                                                                ---------           ---------

                                                                     (Dollars in thousands)

Approximate average short-term borrowings outstanding with
 respect to:
  FHLB advances...............................................  $   1,316           $   1,677

Approximate weighted average rate paid on: (1)
  FHLB advances...............................................       6.09%               6.10%

-------------------
(1) Weighted-average computed by dividing total interest paid by average balance outstanding.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2003, the Bank was authorized to invest up to $4.2 million in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. The Bank has one wholly owned subsidiary:
Main Street Financial Services, Inc., a Kentucky corporation, was formed in fiscal 2002 to engage in the sales of non-deposit investment products to the Bank's customers. At June 30, 2003, the Bank's total investment in the subsidiary was approximately $2,000. The Office of Thrift Supervision announced in July 2003 that it would no longer oppose direct networking arrangements between banks and third-party broker/dealers, making the use of the subsidiary unnecessary. As such, future sale of non-deposit investment products and services will be accomplished through the Bank and it is the Bank's intention to dissolve the subsidiary.

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

     Franklin County has a population of approximately 48,000, of which approximately 28,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 39% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 3-5% in recent years.

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

EMPLOYEES

     As of June 30, 2003, the Company and First Federal had 26 full-time employees, none of whom was represented by a collective bargaining agreement.

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

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of the Company as a unitary savings and loan holding company, so long as such unitary status is maintained. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as, and be deemed to be, a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

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

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

     RESTRICTIONS ON ACQUISITIONS. HOLA generally prohibits savings and loan holding companies, without prior approval of the Director of OTS, from acquiring
(i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("Sox") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. Sox contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act"), and provisions which directed the Securities and Exchange Commission ("SEC") to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to public reporting companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June, 2003, all ownership reports must be electronically filed.

     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all public-reporting companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and resolve disagreements with the Company's independent auditor.

     Beginning  six months  after the SEC  determines  that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (or 3.0% if the association is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2003, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. At June 30, 2003, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2003.

                                                                                        Percent of
                                                                          Amount        Assets  (1)
                                                                        ---------       -----------
                                                                           (Dollars in thousands)

         Tangible capital.............................................   $ 17,975          13.0%
         Tangible capital requirement.................................      2,076           1.5
                                                                         --------         -----
         Excess.......................................................   $ 15,899          11.5%
                                                                         ========         =====

         Core capital.................................................   $ 17,975          13.0%
         Core capital requirement.....................................      5,535           4.0(2)
                                                                         --------         -----
         Excess.......................................................   $ 12,440           9.0%
                                                                         ========         =====

         Risk-based capital...........................................   $ 18,057          26.4%
         Risked-based capital requirement.............................      5,474           8.0
                                                                         --------         -----
         Excess.......................................................   $ 12,583          18.4%
                                                                         ========         =====


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


                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          ------------        ----------------        ----------------
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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 2003, approximately 96.7% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments, as currently defined.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 2003, of $2.8 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2003, the Bank had $43.0 million in advances and other borrowings from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts of over $6.0 million up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash, in a noninterest bearing account at a Federal Reserve Bank or, in the case of an institution such as the Bank that is not a member of the Federal Reserve, in an account with a pass-through correspondent such as a Federal Home Loan Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2003, the Bank met its reserve requirements.

TAXATION

     The Company files its tax return based on a fiscal year ending June 30. The Company, the Bank and the Bank's wholly owned subsidiary will file consolidated tax returns for fiscal 2003.

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

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.

                                 Age at
                                June 30,
Name                              2003               Title
----                            --------             -----
Don Jennings (1)                   38                President
R. Clay Hulette                    41                Vice President, Treasurer and Principal Financial and
                                                         Accounting Officer

----------------------
(1)  Don Jennings is the son of William C. Jennings, Chairman of the Company.

     DON JENNINGS has been employed by the Bank since 1991. In addition to serving as President of the Company, he currently serves as Executive Vice
President, Secretary and a Director of the Bank. He serves as Treasurer of Frankfort/Franklin County CrimeStoppers.

     R. CLAY HULETTE has been employed by the Bank since 1997. He currently serves as Vice President and Treasurer of the Bank and Vice President, Treasurer and Principal Financial and Accounting Officer of the Company. A licensed Certified Public Accountant, he is a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants. He is a member of the Frankfort Rotary Club and The Gideons International and has served as a Board member and officer of those local organizations.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding First Federal's offices at June 30, 2003.

                                                              Book Value                      Deposits at
                                   Year       Owned or       at June 30,    Approximate        June 30,
                                  Opened       Leased           2003       Square Footage        2003
                                  ------       ------           ----       --------------     -----------
                                                        (Dollars in thousands)
MAIN OFFICE:
216 West Main Street                1989        Owned        $   1,021         14,400         $ 38,338
Frankfort, Kentucky  40601

BRANCH OFFICES:
East Branch                         1971        Owned              119          1,800           20,234
1980 Versailles Road
Frankfort, Kentucky  40601

West Branch                         1975        Owned              149          2,480           17,050
1220 US 127 South
Frankfort, Kentucky  40601


     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 2003 was $16,000.

     The book value of First Federal's investment in premises and equipment totaled $1.4 million at June 30, 2003.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, each of the Company and First Federal may be party to various legal proceedings incident to its business. At June 30, 2003, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.


                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements required by this item are incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report in the Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

     (d)  Equity Compensation Plans

          On January 7, 2003 the Board of Directors of the Company adopted a Junior Officer Recognition Plan ("JORP") to reward, recognize, and retain certain officers of the Company and/or the Bank. The plan is designed for those officers below the senior officer level. The award is in the form of Company stock. A maximum of 2,000 shares are awarded to be vested and received over five years. A total of 8,000 shares are allotted to this plan. Awards of 2,000 each have been made to R. Clay Hulette, Vice President and Chief Financial Officer of the Company and the Bank, and Teresa Kuhl, Vice President of the Bank. The plan was not proposed to the stockholders for their approval due to the fact that as a result of the de minimis amount of shares granted under the plan no stockholder approval was required under any applicable laws, regulations or the Nasdaq rules. The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                               (c)
                                                (a)                                             NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO BE                (b)              AVAILABLE FOR FUTURE ISSUANCE
                                     ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                    OUTSTANDING OPTIONS, WARRANTS     PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                               AND RIGHTS             OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
-------------                       -----------------------------  ---------------------------- ------------------------------

Equity compensation plans                     181,859                        $13.83                         79,226
  approved by security holders

Equity compensation plans not                       0                             0                              0
  approved by security holders                -------                        ------                         ------

       Total                                  181,859                        $13.83                         79,226
                                              =======                        ======                         ======


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

          (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
               ----------------------------------------------

          (1)  Financial  Statements.   The  following   consolidated  financial
     statements are incorporated by reference from Item 8 hereof:

               Independent Auditors' Report

               Consolidated  Statements  of  Financial  Condition as of June 30,
                2003 and 2002

               Consolidated  Statements of Earnings for the years ended June 30,
                2003 and 2002

               Consolidated  Statements  of  Shareholders'  Equity for the years ended June 30, 2003 and 2002

               Consolidated  Statements  of Cash Flows for the years  ended June
                30, 2003 and 2002

               Notes to  Consolidated  Financial  Statements for the years ended
                June 30, 2003 and 2002

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

          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

         No.               Description
         ---               -----------
         3.1             Certificate of Incorporation of Frankfort First Bancorp, Inc.                  *
         3.2             Bylaws of Frankfort First Bancorp, Inc.                                        *
         4               Form of Stock Certificate of Frankfort First Bancorp, Inc.                     *
        10.1             Stock Option and Incentive Plan                                                * +
        10.3(a)          Employment Agreements with First Federal Savings Bank of Frankfort             * +
        10.3(b)          Employment Agreements with Frankfort First Bancorp, Inc.                       * +
        10.3(c)          1999 Employment Agreements and Guaranty Agreements with First                  * +
                          Federal Savings Bank of Frankfort
        10.4             Deferred Compensation Plan                                                     **+
        10.5             Trust Agreement Relating to Employment Agreements and Deferred
                          Compensation Plan                                                             **+
        13               Annual Report to Stockholders
        21               Subsidiaries of the Registrant
        23               Consent of Grant Thornton LLP
        31               Rule 13a-14 Certifications
        32               Sections 1350 Certifications

-------------------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-83968).
(**) Incorporated  herein by reference from the Company's  Annual Report on Form
     10-K for the fiscal year ended June 30, 1995.
(+)  Management contract or compensatory plan or arrangement.

        (b)      REPORTS ON FORM 8-K.
                 --------------------  On April 21, 2003, the Company filed a
                  report   on Form 8-K issuing a press release announcing its
                  unaudited financial results for the quarter and nine months ended March 31, 2003. The full press release dated April 21, 2003 was attached as Exhibit 99 to this Form 8-K filing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FRANKFORT FIRST BANCORP, INC.


September 29, 2003                      By: /s/ Don Jennings
                                           --------------------------------
                                           Don Jennings
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Don Jennings                                              September 29, 2003
--------------------------------------------------
Don Jennings
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William C. Jennings                                       September 29, 2003
--------------------------------------------------
William C. Jennings
Chairman of the Board

/s/ R. Clay Hulette                                           September 29, 2003
--------------------------------------------------
R. Clay Hulette
Vice President
(Principal Financial and Accounting Officer)


/s/ Danny A. Garland                                          September 29, 2003
--------------------------------------------------
Danny A. Garland
Vice President and Director


/s/ Charles A. Cotton, III                                    September 29, 2003
--------------------------------------------------
Charles A. Cotton, III
Director


/s/ David R. Harrod                                           September 29, 2003
--------------------------------------------------
David R. Harrod
Director


/s/ William M. Johnson                                        September 29, 2003
--------------------------------------------------
William M. Johnson
Director


/s/ Frank McGrath                                             September 29, 2003
--------------------------------------------------
Frank McGrath
Director

/s/ Herman D. Regan, Jr.                                      September 29, 2003
--------------------------------------------------
Herman D. Regan, Jr.
Director

/s/ C. Michael Davenport                                      September 29, 2003
--------------------------------------------------
C. Michael Davenport
Director