Form 10QSB
period 2003-09-30
FRANKFORT FIRST BANCORP INC
filed 2003-11-13
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2003

                                       OR

__  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the transition period from __________ to ___________

                         Commission file number: 0-26360

                          FRANKFORT FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

           Delaware                                           61-1271129
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification Number

    216 West Main Street, Frankfort, Kentucky              40602
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)              (Zip Code)

                                 (502) 223-1638
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all documents and reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     As of November 12, 2003: 1,261,522

Page 1 of  16 pages

                                    CONTENTS


PART I.   FINANCIAL  INFORMATION                                            PAGE
          ----------------------------------------------------------------------

Item 1    Financial Statements

          Consolidated  Statements of Financial  Condition
           at September 30, 2003 and June 30, 2003 (Audited)                   3

          Consolidated Statements of Earnings for the three
           months ended September 30, 2003 and 2002                            4

          Consolidated Statements of Comprehensive Income
           for the three months ended September 30, 2003 and 2002              5

          Consolidated Statements of Cash Flows for the three
           months ended September 30, 2003 and 2002                            6

          Notes to Consolidated Financial Statements                           8

Item 2    Management's Discussion and Analysis
           or Plan of Operation                                               11

Item 3    Controls and Procedures                                             14

PART II.  OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                   15

Item 2    Changes in Securities and Use of Proceeds                           15

Item 3    Defaults upon Senior Securities                                     15

Item 4    Submission of Matters to a
          Vote of Security Holders                                            15

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16
----------

                          Frankfort First Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)


                                                                       September 30,          June 30,
                                                                            2003                2003
                                                                                             (Audited)
     ASSETS

Cash and due from banks                                                $          195       $        478
Interest-bearing deposits in other financial institutions                       2,060              1,550
                                                                       --------------       ------------
       Cash and cash equivalents
                                                                                2,255              2,028


Certificates of deposit in other financial institutions                         3,100              3,100
Mortgage-backed securities available for sale - at market                       3,568              3,997
Loans receivable - net                                                        125,092            124,596
Real estate acquired through foreclosure - net                                     --                 29
Office premises and equipment - at depreciated cost                             1,350              1,364
Federal Home Loan Bank stock - at cost                                          2,855              2,827
Accrued interest receivable on loans                                              299                293
Accrued interest receivable on investments and
     interest-bearing deposits                                                     29                 15
Prepaid expenses and other assets                                                  63                 87
                                                                       --------------       ------------
       Total assets                                                    $      138,611       $    138,336
                                                                       ==============       ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                               $       76,092       $     75,622
Advances from the Federal Home Loan Bank                                       42,649             43,017
Advances by borrowers for taxes and insurance                                     452                324
Accrued interest payable                                                           29                 29
Accrued federal income taxes                                                      394                261
Deferred federal income taxes                                                     248                265
Other liabilities                                                                 870                820
                                                                       --------------       ------------
       Total liabilities                                                      120,734            120,338

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                                     --                 --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                                         17                 17
   Additional paid-in capital                                                   5,887              5,879
   Retained earnings - restricted                                              18,425             18,525
   Less 415,903 and 418,335 shares of treasury stock-at cost                  (6,338)            (6,331)
   Less shares acquired for stock benefit plan                                   (95)               (98)
   Other comprehensive income, unrealized gains (losses) on
    securities designated as available for sale
    - net of related tax effects                                                 (19)                 6
                                                                       -------------        -----------
       Total shareholders' equity                                             17,877             17,998
                                                                       -------------        -----------
       Total liabilities and shareholders' equity                      $     138,611        $   138,336
                                                                       =============        ===========
Book value per share                                                   $       14.23        $     14.35
                                                                       =============        ===========

                          Frankfort First Bancorp, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    For the three months ended September 30,
                      (In thousands, except per share data)

                                                                                           2003            2002
Interest income
   Loans                                                                                $     1,889     $     2,248
   Investment securities                                                                         40               1
   Interest-bearing deposits and other                                                           34              52
                                                                                        -----------     -----------
          Total interest income
                                                                                              1,963           2,301
Interest expense
   Deposits                                                                                     515             641
   Borrowings                                                                                   657             688
                                                                                        -----------     -----------
          Total interest expense                                                              1,172           1,329
                                                                                        -----------     -----------
          Net interest income                                                                   791             972
Provision for losses on loans                                                                    --              --
                                                                                        -----------     -----------
          Net interest income after provision for
             losses on loans                                                                    791             972
Other operating income                                                                           12              20
General, administrative and other expense
   Employee compensation and benefits                                                           258             247
   Occupancy and equipment                                                                       38              43
   Franchise and other taxes                                                                     25              26
   Data processing                                                                               28              30
   Other operating                                                                               74              75
                                                                                        -----------     -----------
          Total general, administrative
               and other expense                                                                423             421
                                                                                        -----------     -----------
          Earnings before income taxes                                                          380             571
Federal income taxes
   Current                                                                                      136             204
   Deferred                                                                                      (7)             (7)
          Total federal income taxes                                                            129             197
                                                                                        -----------     -----------
          NET EARNINGS                                                                  $       251     $       374
                                                                                        ===========     ===========
Earnings Per Share
  Basic                                                                                 $      0.20     $      0.30
                                                                                        ===========     ===========
  Diluted
                                                                                        $      0.19     $      0.29
                                                                                        ===========     ===========

                          Frankfort First Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    For the three months ended September 30,
                                 (In thousands)

                                                                                           2003            2002

Net earnings                                                                            $       251     $       374
Other comprehensive income, net of tax:
  Unrealized losses on securities, net of tax                                                   (25)             --
                                                                                        -----------     -----------
Comprehensive income                                                                    $       226     $       374
                                                                                        ===========     ===========

                          Frankfort First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended September 30,
                                 (In thousands)

                                                                                2003               2002
Cash flows from operating activities:
   Net earnings for the period                                            $             251   $          374
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net                                8               --
       Amortization of deferred loan origination fees                                   (20)             (21)
       Depreciation and amortization                                                     19               19
       Provision for losses on loans                                                     --               --
       Federal Home Loan Bank stock dividends                                           (28)             (32)
       Amortization expense of stock benefit plan                                         4               --
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                                   (20)              24
          Prepaid expenses and other assets                                              24               27
          Accrued interest payable                                                       --                2
          Other liabilities                                                              50             (576)
          Federal income taxes
             Current                                                                    133              204
             Deferred                                                                    (3)              (7)
                                                                          -----------------   --------------
             Net cash provided by operating activities                                  418               14

Cash flows provided by (used in) investing activities:
   Principal repayments on mortgage-backed securities                                   382               --
   Loan principal repayments                                                         10,077            8,825
   Loan disbursements                                                               (10,524)          (6,541)
   Proceeds from sale of real estate acquired through foreclosure                        --              178
   Purchase of office premises and equipment                                            (5)              (17)
                                                                          -----------------   --------------
             Net cash provided by (used in) investing activities                        (70)           2,445

Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                                          470             (789)
   Repayment of Federal Home Loan Bank advances                                        (368)            (480)
   Advances by borrowers for taxes and insurance                                        128              140
   Dividends paid on common stock                                                      (351)            (349)
                                                                          -----------------   --------------
             Net cash used in financing activities                                     (121)          (1,478)
                                                                          -----------------   --------------
Net increase in cash and cash equivalents                                               227              981
Cash and cash equivalents at beginning of period                                      2,028            4,812
                                                                          -----------------   --------------
Cash and cash equivalents at end of period                                $           2,255   $        5,793
                                                                          =================   ==============

                          Frankfort First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (continued) For the three months ended September 30,
                                 (In thousands)

                                                                               2003               2002
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Federal income taxes                                           $               --   $            --
                                                                        ==================   ===============
          Interest on deposits and borrowings                           $            1,172   $         1,327
                                                                        ==================   ===============
Supplemental disclosure of noncash investing activities:
   Origination of loans upon sale of real estate acquired
     through foreclosure                                                $               40   $           180
                                                                        ==================   ===============
   Unrealized losses on securities designated as available
     for sale, net of related tax effects                               $              (25)  $            --
                                                                        ==================   ===============
Supplemental disclosure of noncash financing activities:
     Dividends declared but unpaid                                      $              351   $           349
                                                                        ==================   ===============
Issuance of shares under stock option plan in exchange
     for previously issued shares                                       $              104   $            --
                                                                        ==================   ===============

                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the "Company") and First Federal Savings Bank of Frankfort (the "Bank"). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,254,690 and 1,246,108 for the three month periods ended September 30, 2003, and 2002, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,313,887 and 1,286,257 for the three month periods ended September 30, 2003 and 2002, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 59,197 and 40,149 for the three month periods ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company had 174,349 stock options outstanding of which 169,602 had an exercise price of $13.80 per share and 4,747 had an exercise price of $14.91 per share.

(4) EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the disclosure requirements of FIN 46 effective July 1, 2003, without material effect on its financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements. The guidance in Statement 149 is generally effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted the disclosure provisions of SFAS No. 149 effective July 1, 2003, without material effect on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks. Management adopted the disclosure provisions of SFAS No. 150 effective July 1, 2003, without material effect on the Company's financial position and results of operations.

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

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro forma disclosure requirements for net earnings and earnings per share are not applicable to the three month periods ended September 30, 2003 and 2002, as no options were granted during those periods and options previously granted had fully vested prior to July 1, 2001.

     A summary of the status of the Company's stock option plan as of September 30, 2003 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                                    THREE MONTHS ENDED                         YEAR ENDED
                                                       SEPTEMBER 30,                            JUNE 30,
                                                           2003                        2003                    2002
                                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                                AVERAGE                  AVERAGE                 AVERAGE
                                                               EXERCISE                 EXERCISE                EXERCISE
                                                     SHARES      PRICE        SHARES      PRICE       SHARES      PRICE
Outstanding at beginning of period                   181,859     $13.83      181,859     $13.83      239,495     $13.82
Granted                                                   --         --           --         --           --         --
Exercised                                             (7,510)     13.80           --         --           --         --
Forfeited                                                 --         --           --         --      (57,636)     13.80
                                                   ---------     ------      -------     ------    ---------     ------
Outstanding at end of period                         174,349     $13.83      181,859     $13.83      181,859     $13.83
                                                   =========     ======      =======     ======    =========     ======
Options exercisable at period-end                    174,349     $13.83      181,859     $13.83      181,859     $13.83
                                                   =========     ======      =======     ======    =========     ======

The following information applies to options outstanding at September 30, 2003:

Number outstanding                                                                                      174,349
Range of exercise prices                                                                        $13.80 - $14.91
Weighted-average exercise price                                                                          $13.83
Weighted-average remaining contractual life                                                          2.25 years

(6) CRITICAL ACCOUNTING POLICIES

     Allowance for Losses on Loans: It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions in the Company's primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

     The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

     A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in multi-family and nonresidential loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

     Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

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

GENERAL

     The business of Frankfort First Bancorp (the "Company") is the operation of First Federal Savings Bank of Frankfort (the "Bank"). The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one-to-four family residential properties and some churches located in the Bank's primary market area. The Bank also maintains an investment portfolio which may include FHLB stock, FHLB certificates of deposit, U.S. Government Agency-issued bonds, and other investments.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND JUNE 30, 2003

     ASSETS: The Company's total assets were $138.6 million at September 30, 2003, an increase of $275,000 or 0.2% from the June 30, 2003 level. The increase in total assets was primarily attributable to an increase in the Company's net loans receivable and cash and cash equivalents. Net loans receivable increased $496,000 or 0.4% to $125.1 million at September 30, 2003, while cash and cash equivalents increased $227,000 or 11.2% to $2.3 million. The increase in the Company's net loans receivable and cash and cash equivalents was partially offset by a decrease of $429,000 or 10.7% in mortgage-backed securities, which totaled $3.6 million at September 30, 2003. The decrease in mortgage-backed securities was attributable primarily to principal repayments of $382,000 during the period, although premium amortization of $8,000 and a net unrealized loss of $39,000 on the securities contributed to the decline.

     LIABILITIES: The Company's total liabilities increased $396,000 or 0.3% to $120.7 million at September 30, 2003, compared to June 30, 2003. The increase in total liabilities was primarily attributable to an increase in deposits, which increased $470,000 or 0.6% to $76.1 million at September 30, 2003. Somewhat offsetting the increase in deposits was a decrease in FHLB advances, which decreased $368,000 or 0.9% to $42.6 million at September 30, 2003.

     SHAREHOLDERS' EQUITY: Shareholders' equity was $17.9 million at September 30, 2003, a decrease of $121,000 or 0.7% compared to June 30, 2003. The Company's book value per share was $14.23 at September 30, 2003, compared to $14.35 at June 30, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

     NET EARNINGS: The Company's net earnings decreased $123,000 or 32.9% to $251,000 for the three month period ended September 30, 2003 compared to 2002. The decrease in net earnings was primarily attributable to a decrease in net interest income of $181,000. The Company's basic earnings per share decreased $0.10 or 33.3% from $0.30 per share for the three month period ended September 30, 2002 to $0.20 per share for the 2003 period. The Company's diluted earnings per share decreased $0.10 per share or 34.5% to $0.19 per share for the three month period just ended compared to $0.29 for the three month period ended September 30, 2002.

     NET INTEREST INCOME: Net interest income after provision for loan losses was $791,000 for the three month period ended September 30, 2003, a decrease of $181,000 or 18.6% compared to $972,000 for the three month period ended September 30, 2002. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income than the decrease in interest expense.

     INTEREST INCOME: Interest income decreased $338,000 or 14.7% to $2.0 million for the three month period ended September 30, 2003. The decrease was related primarily to a decrease in interest income from loans, which decreased $359,000 or 16.0%, to $1.9 million for the three month period recently ended. Also contributing to the decrease in interest income was a decrease in interest income from interest-bearing deposits and other, which decreased $18,000 or 34.6% from period to period. Interest income from investment securities increased $39,000 from $1,000 for the three month period ended September 30, 2002 to $40,000 for the period just ended.

     The decrease in yield on the Company's loan portfolio was related primarily to a decrease in the average rate earned on the portfolio, although a decrease in the average outstanding balance of the portfolio also had a negative impact on the overall yield. The average rate earned on the loan portfolio decreased 84 basis points ("bps") to 6.08% for the three month period ended September 30, 2003, compared to the prior year period, while the average outstanding balance of the loan portfolio decreased $5.6 million or 4.3% to $124.3 million for the most recent three month period. The decrease in the average rate earned on the Company's loan portfolio was chiefly a result of borrowers refinancing to lower rates and downward adjustment of adjustable rate mortgages. Demand for the Bank's primary product, the adjustable rate mortgage, declines somewhat in periods of falling or low prevailing interest rates. Still, Management believes the origination of this loan provides the best blend of yield and interest rate risk protection and will continue to emphasize its origination.

     INTEREST EXPENSE: Interest expense decreased $157,000 or 11.8% to $1.2 million for the three month period ended September 30, 2003. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $126,000 or 19.7% to $515,000 for the three month period ended September 30, 2003. The decrease in interest expense on deposits was attributable to a decrease in the average rate paid on deposits, which decreased 69 bps to 2.72% for the three month period ended September 30, 2003. The decrease was slightly offset by an increase in the average outstanding balance of deposits of $575,000 or 0.8% to $75.8 million for the period ended September 30, 2003, compared to the 2002 period. Interest expense on FHLB advances decreased $31,000 or 4.5% to $657,000 for the three month period ended September 30, 2003, compared to the same period in 2002. The decrease in interest expense on FHLB advances was primarily attributable to a decrease in the average balance outstanding of $1.9 million or 4.3% to $42.8 million for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. In general, rates paid on FHLB advances are greater than rates paid on deposits and do not re-price as quickly. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

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

     PROVISION FOR LOSSES ON LOANS: There was no provision for losses on loans for the three month periods ended September 30, 2003 or 2002. The allowance for loan losses was $82,000 at September 30, 2003 and 2002, as well as June 30, 2003. As a percentage of non-performing assets, the allowance for losses on loans decreased from 20.5% at September 30, 2002 to 9.7% at September 30, 2003. This increase was caused chiefly by an increase in the balance of non-performing assets from period to period (see "Non-Performing Assets"). Management believed, based on its analysis of the risk profile of the Company's assets, that the allowance for losses on loans was adequate at September 30, 2003. In determining the appropriate provision, Management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by one- to four-family residential real estate, which heretofore has resulted in minimal losses on loans. However, there can be no assurance that the allowance will be adequate to cover losses on non-performing assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased $8,000 or 40.0% from $20,000 for the three month period ended September 30, 2002 to $12,000 for the three month period ended September 30, 2003. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $2,000 or 0.5% to $423,000 for the three month period ended September 30, 2003. The increase was due primarily to an $11,000 or 4.5% increase in employee compensation and benefits, which resulted mostly from increased costs associated with the Company's defined benefit pension program. For many years the Company has benefited from an excess of plan assets (and investment performance thereon) over calculated required contributions, which made additional contributions unnecessary. Management estimates that the expense will be approximately $79,000 for the fiscal year ending June 30, 2004.

     INCOME TAX: The Company's provision for federal income taxes decreased from $197,000 for the three month period ended September 30, 2002 to $129,000 for the three month period ended September 30, 2003. The Company's effective tax rate was 33.9% and 34.5% for the three month periods ended September 30, 2003 and 2002, respectively.

     NON-PERFORMING ASSETS: At September 30, 2003, the Bank had approximately $845,000 (0.7% of net loans) in loans 90 days or more past due but still accruing, as compared to $400,000 (including $133,000 of real estate owned) at September 30, 2002. Also, the Bank had approximately $181,000 in loans listed as special mention and $773,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. All assets listed as non-performing are one-to-four family mortgage loans with loan-to-value ratios (based on the original appraisal and current principal balance) of less than 80%. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. Management has not initiated foreclosure proceedings with any loans included in non-performing assets, but rather is attempting to encourage the borrowers to remedy the delinquencies, although foreclosure remains an option. The Bank has not charged off any loans during the period. While the addition of one or two home loans can dramatically impact the percentages used to analyze changes in the level of non-performing assets from one period to another, management does not believe that the risk of loss is increased materially. The Bank has an excellent history with respect to losses on non-performing assets.

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. Although the Board of Directors has adopted this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. At September 30, 2003, the Company had recorded dividends payable of $351,000 for the payment of a dividend on October 15, 2003.

     STOCK REPURCHASES: The Company has utilized stock repurchase programs to increase earnings per share, increase the Company's return on equity, and to attempt to improve the market liquidity in the Company's stock. During the three month period ended September 30, 2003, the Company did not have a repurchase program in place and did not repurchase any shares of its stock. However, during the quarter just ended 7,510 shares of stock options were exercised by the exchange of 5,078 previously outstanding shares. The Company's Board and Management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs.

     CRITICAL ACCOUNTING POLICIES: See footnote 6 of the notes to consolidated financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

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

In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely.

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

                                    None

ITEM 5.  OTHER INFORMATION

                                    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                a)  Exhibits:
                    ---------
                    1) Exhibit 31 - Rule 13a-14 Certifications
                    2) Exhibit 32 - Section 1350 Certification

                b)  Reports on Form 8-K. On August 4, 2003, the Company
                    --------------------
                    filed a report on Form 8-K issuing a press release announcing its unaudited financial results for the three months and twelve months ended June 30, 2003. The full press release dated August 4, 2003 was attached as Exhibit 99 to that Form 8-K filing.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   FRANKFORT FIRST BANCORP, INC.


Date: November 13, 2003
                                   /s/  Don D. Jennings
                                   ---------------------------------------------
                                   Don D. Jennings
                                   President



                                  /s/  R. Clay Hulette
                                  ----------------------------------------------
                                  R. Clay Hulette
                                  Vice President and Treasurer
                                  (Principal Financial and Accounting
                                   Officer)