Form 10QSB
period 2003-12-31
FRANKFORT FIRST BANCORP INC
filed 2004-02-17
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003


                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number:  0-26360

                          Frankfort First Bancorp, Inc.
-------------------------------------------------------------------------------
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

                                 (502) 223-1638
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 12, 2004: 1,265,613

Page 1 of  17 pages

                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                                  PAGE
                  ---------------------------------------------------------------------------
Item 1            Consolidated Statements of Financial Condition at
                  December 31, 2003 (unaudited) and June 30, 2003 (audited)              3

                  Consolidated Statements of Earnings for the six and three
                  months ended December 31, 2003 and 2002                                4

                  Consolidated Statements of Comprehensive Income for the
                  six months ended December 31, 2003 and 2002                            5

                  Consolidated Statements of Cash Flows for the six
                  months ended December 31, 2003 and 2002                                6

                  Notes to Consolidated Financial Statements                             8

Item 2            Management's Discussion and Analysis or Plan of
                  Operation                                                              11

Item 3            Controls and Procedures                                                15

PART II. OTHER INFORMATION
         -----------------

Item 1            Legal Proceedings                                                      16

Item 2            Changes in Securities and Use of Proceeds                              16

Item 3            Defaults upon Senior Securities                                        16

Item 4            Submission of Matters to a
                  Vote of Security Holders                                               16

Item 5.           Other Information 16

Item 6.           Exhibits and Reports on Form 8-K                                       16

SIGNATURES                                                                               17
----------

                          Frankfort First Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                        December 31,          June 30,
                                                                            2003                2003
                                                                        (Unaudited)          (Audited)
     ASSETS

Cash and due from banks                                             $             233     $          478

Interest-bearing deposits in other financial institutions                          85              1,550
                                                                       --------------       ------------
       Cash and cash equivalents
                                                                                  318              2,028


Certificates of deposit in other financial institutions                         3,100              3,100

Mortgage-backed securities available for sale - at market                       3,331              3,997

Loans receivable - net                                                        127,503            124,596

Real estate acquired through foreclosure - net                                     --                 29

Office premises and equipment - at depreciated cost                             1,334              1,364

Federal Home Loan Bank stock - at cost                                          2,884              2,827

Accrued interest receivable on loans                                              300                293
Accrued interest receivable on investments and

     interest-bearing deposits                                                     14                 15

Prepaid expenses and other assets                                                  71                 87
                                                                       --------------       ------------

       Total assets                                                 $         138,855     $      138,336
                                                                       ==============       ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                            $          74,782     $       75,622

Advances from the Federal Home Loan Bank                                       44,936             43,017

Advances by borrowers for taxes and insurance                                      --                324

Accrued interest payable                                                           24                 29

Accrued federal income taxes                                                      254                261

Deferred federal income taxes                                                     259                265

Other liabilities                                                                 863                820
                                                                       --------------       ------------
       Total liabilities
                                                                              121,118            120,338

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                                     --                 --
   Common stock, 3,750,000 shares authorized, $.01

       par value;  1,672,443 shares issued                                         17                 17

   Additional paid-in capital                                                   5,902              5,879

   Retained earnings - restricted                                              18,287             18,525

   Less 410,921 and 418,335 shares of treasury stock-at cost                   (6,351)            (6,331)

   Less shares acquired for stock benefit plan                                    (93)               (98)
   Other comprehensive income (loss), unrealized gains (losses) on securities

     designated as available for sale - net of related tax effects                (25)                 6
                                                                       --------------       ------------
       Total shareholders' equity
                                                                               17,737             17,998
                                                                       --------------       ------------

       Total liabilities and shareholders' equity                   $         138,855     $      138,336
                                                                       ==============       ============


Book value per share                                                $           14.06     $        14.35
                                                                       ==============       ============

                          Frankfort First Bancorp, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                          Six months ended                 Three months ended
                                                            December 31,                      December 31,
                                                         2003          2002               2003           2002
Interest income

   Loans                                             $      3,753   $     4,383        $     1,864   $      2,135

   Investment securities                                       80             5                 40              5

   Interest-bearing deposits and other                         63           109                 29             56
                                                     ------------   -----------        -----------   ------------
          Total interest income
                                                            3,896         4,497              1,933          2,196

Interest expense

   Deposits                                                   993         1,252                478            611

   Borrowings                                               1,306         1,365                649            677
                                                     ------------   -----------        -----------   ------------

          Total interest expense                            2,299         2,617              1,127          1,288
                                                     ------------   -----------        -----------   ------------


          Net interest income                               1,597         1,880                806            908

Provision for losses on loans                                  --            --                 --             --
                                                     ------------   -----------        -----------   ------------

          Net interest income after provision for

             losses on loans                                1,597         1,880                806            908


Other operating income                                         25            44                 13             24

General, administrative and other expense

   Employee compensation and benefits                         556           472                298            225

   Occupancy and equipment                                     80            87                 42             45

   Franchise and other taxes                                   51            56                 26             30

   Data processing                                             56            58                 28             28

   Other operating                                            172           162                 98             86
                                                     ------------   -----------        -----------   ------------
          Total general, administrative

               and other expense                              915           835                492            414
                                                     ------------   -----------        -----------   ------------


          Earnings before income taxes                        707         1,089                327            518

Federal income taxes

   Current                                                    231           366                 95            163

   Deferred                                                    11             5                 18             11
                                                     ------------   -----------        -----------   ------------

          Total federal income taxes                          242           371                113            174
                                                     ------------   -----------        -----------   ------------


          NET EARNINGS                               $        465   $       718        $       214   $        344
                                                     ============   ===========        ===========   ============

Earnings Per Share

  Basic                                              $       0.37   $      0.58        $      0.17   $       0.28
                                                     ============   ===========        ===========   ============
  Diluted                                            $       0.35   $      0.56        $      0.16   $       0.27
                                                     ============   ===========        ===========   ============

                          Frankfort First Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      For the six months ended December 31,
                                 (In thousands)

                                                                               2003             2002

Net earnings                                                                $      465      $        718

Other comprehensive losses, net of tax:

  Unrealized losses on securities, net of $16 tax in 2003                          (31)               --
                                                                            ----------      ------------


Comprehensive income                                                        $      434      $        718
                                                                            ==========      ============


Accumulated comprehensive loss                                              $      (25)     $         --
                                                                            ==========      ============

                          Frankfort First Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended December 31,
                                 (In thousands)

                                                                                2003             2002
Cash flows from operating activities:

   Net earnings for the period                                             $          465   $          718
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,

          investments, and mortgage backed securities, net                             12               --

       Amortization of deferred loan origination fees                                 (24)             (53)

       Depreciation and amortization                                                   37               38

       Federal Home Loan Bank stock dividends                                         (57)             (63)

       Amortization expense of stock benefit plan                                       8               --
       Increase (decrease) in cash due to changes in:

          Accrued interest receivable                                                  (6)              74

          Prepaid expenses and other assets                                            16               29

          Accrued interest payable                                                     (5)              (6)

          Other liabilities                                                            43             (585)
          Federal income taxes

             Current                                                                   (7)              11

             Deferred                                                                  11                5
                                                                           --------------   --------------
               Net cash provided by operating activities
                                                                                      493              168

Cash flows provided by (used in) investing activities:

   Principal repayments on mortgage-backed securities                                 606               --

   Purchase of investment securities                                                   --           (3,000)
   Loan principal repayments                                                       15,515           20,693
   Loan disbursements                                                             (18,369)         (12,373)

   Proceeds from sale of real estate acquired through foreclosure                      --              311

   Purchase of office premises and equipment                                           (7)             (67)
                                                                           --------------   --------------
             Net cash provided by (used in) investing activities
                                                                                   (2,255)           5,564

Cash flows provided by (used in) financing activities:

   Net increase (decrease) in deposit accounts                                       (840)            (160)

   Proceeds from Federal Home Loan Bank advances                                    3,000               --

   Repayment of Federal Home Loan Bank advances                                    (1,081)          (1,275)

   Advances by borrowers for taxes and insurance                                     (324)            (291)

   Dividends paid on common stock                                                    (703)            (698)
                                                                           --------------   --------------

             Net cash provided by (used in) financing activities                       52           (2,424)
                                                                           --------------   --------------


Net increase (decrease) in cash and cash equivalents                               (1,710)           3,308


Cash and cash equivalents at beginning of period                                    2,028            4,812

                                                                           --------------   --------------

Cash and cash equivalents at end of period                                 $          318   $        8,120
                                                                           ==============   ==============

                          Frankfort First Bancorp, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                      For the six months ended December 31,
                                 (In thousands)

                                                                               2003              2002
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Federal income taxes
                                                                       $              240  $          360
                                                                        =================  ==============

          Interest on deposits and borrowings
                                                                       $            2,304  $        2,623
                                                                        =================  ==============

Supplemental disclosure of noncash investing activities:
   Origination of loans upon sale of real estate acquired
     through foreclosure
                                                                       $               40  $          180
                                                                        =================  ==============

   Unrealized losses on securities designated as available
     for sale, net of related tax effects
                                                                       $              (31) $           --
                                                                        =================  ==============

Supplemental disclosure of noncash financing activities:
     Dividends declared but unpaid
                                                                       $              352  $          349
                                                                        =================  ==============

Issuance of shares under stock option plan in exchange
     for previously issued shares
                                                                       $              304  $           --
                                                                        =================  ==============


                          Frankfort First Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the six month periods ended December 31, 2003 and 2002

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, statements of comprehensive income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the Company) and First Federal Savings Bank of Frankfort (the Bank). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,256,996 and 1,259,302 for the six and three month periods ended December 31, 2003, respectively, and 1,246,108 for each of the six and three month periods ended December 31, 2002.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,311,887 and 1,314,816 for the six and three month periods ended December 31, 2003, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 54,891 and 55,514 for the six and three month periods ended December 31, 2003, respectively. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,284,976 and 1,283,672 for the six and three month periods ended December 31, 2002, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 38,868 and 37,564 for the six and three month periods ended December 31, 2002, respectively. As of December 31, 2003, the Company had 159,871 stock options outstanding of which 155,124 had an exercise price of $13.80 per share and 4,747 had an exercise price of $14.91 per share.

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

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro forma disclosure requirements for net earnings and earnings per share are not applicable to the six month periods ended December 31, 2003 and 2002, as no options were granted during those periods and options previously granted had fully vested prior to July 1, 2001.

     A summary of the status of the Company's stock option plan as of December 31, 2003 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                                     Six months ended                          Year ended
                                                       December 31,                             June 30,
                                                           2003                    2003                    2002
                                                               Weighted-                Weighted-               Weighted-
                                                                average                  average                 average
                                                               exercise                 exercise                exercise
                                                     Shares      price        Shares      price       Shares      price
Outstanding at beginning of period                   181,859     $13.83      181,859     $13.83      239,495     $13.82
Granted                                                   --         --           --         --           --         --
Exercised                                            (21,988)     13.80           --         --           --         --
Forfeited                                                 --         --           --         --      (57,636)     13.80
                                                     -------     ------      -------     ------      -------     ------
Outstanding at end of period                         159,871     $13.83      181,859     $13.83      181,859     $13.83
                                                     =======     ======      =======     ======      =======     ======

Options exercisable at period-end                    159,871     $13.83      181,859     $13.83      181,859     $13.83
                                                     =======     ======      =======     ======      =======     ======


The following information applies to options outstanding at December 31, 2003:

Number outstanding                                                       159,871
Range of exercise prices                                         $13.80 - $14.91
Weighted-average exercise price                                           $13.83
Weighted-average remaining contractual life                              2 years


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

MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein, the following discussion contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Act of 1995 or the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectation regarding important risk factors including, but not limited to, real estate values and the impact of interest rates on financing. Accordingly, actual results may differ from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that results expressed therein will be achieved.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND JUNE 30, 2003

     ASSETS: The Company's total assets were $138.9 million at December 31, 2003, an increase of $519,000 or 0.4% from the June 30, 2003 level. The increase in total assets was primarily attributable to an increase in the Company's net loans receivable. Net loans receivable increased $2.9 million or 2.3% to $127.5 million at December 31, 2003. The increase in the Company's net loans receivable was partially offset by a decrease in cash and cash equivalents and mortgage-backed securities available for sale. Cash and cash equivalents decreased $1.7 million or 84.3% to $318,000 at December 31, 2003, compared to $2.0 million at June 30, 2003, as the Company successfully invested excess liquidity into higher-yielding investments. The decrease in mortgage-backed securities was attributable primarily to principal repayments of $606,000 during the period, although premium amortization of $12,000 and a net unrealized loss of $48,000 on the securities contributed to the decline.

     LIABILITIES: The Company's total liabilities increased $780,000 or 0.6% to $121.1 million at December 31, 2003, compared to June 30, 2003. The increase in total liabilities was primarily attributable to an increase in FHLB advances, which increased $1.9 million or 4.5% to $44.9 million at December 31, 2003. Somewhat offsetting the increase in advances was a decrease in deposits, which decreased $840,000 or 1.1% to $74.8 million at December 31, 2003.

     SHAREHOLDERS' EQUITY: Shareholders' equity was $17.7 million at December 31, 2003, a decrease of $261,000 or 1.5% compared to June 30, 2003. The decrease was due mainly to $703,000 in dividends declared for the six month period ended December 31, 2003, which exceeded net earnings by $238,000. The Company's book value per share was $14.06 at December 31, 2003, compared to $14.35 at June 30, 2003. The decrease in book value per share is attributable to the excess of dividends over earnings for the six month period ended December 31, 2003, as well as additional outstanding shares, which resulted from the exercise of stock options during the same six month period. (See "Dividends")

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     NET EARNINGS: The Company's net earnings decreased $253,000 or 35.2% to $465,000 for the six month period ended December 31, 2003 compared to 2002. The decrease in net earnings was primarily attributable to a decrease in net interest income of $283,000. The Company's basic earnings per share decreased $0.21 or 36.2% from $0.58 per share for the six month period ended December 31, 2002 to $0.37 per share for the 2003 period. The Company's diluted earnings per share decreased $0.21 per share or 37.5% to $0.35 per share for the six month period just ended compared to $0.56 for the six month period ended December 31, 2002.

     NET INTEREST INCOME: Net interest income after provision for loan losses was $1.6 million for the six month period ended December 31, 2003, a decrease of $283,000 or 15.1% compared to $1.9 million for the six month period ended December 31, 2002. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income than the decrease in interest expense.

     INTEREST INCOME: Interest income decreased $601,000 or 13.4% to $3.9 million for the six month period ended December 31, 2003. The decrease was related primarily to a decrease in interest income from loans, which decreased $630,000 or 14.4%, to $3.8 million for the six month period recently ended. Also contributing to the decrease in interest income was a decrease in interest income from interest-bearing deposits and other, which decreased $46,000 or 42.2% from period to period. Interest income from investment securities increased $75,000 from $5,000 for the six month period ended December 31, 2002 to $80,000 for the period just ended.

     The decrease in yield on the Company's loan portfolio was related primarily to a decrease in the average rate earned on the portfolio, although a decrease in the average outstanding balance of the portfolio also had a negative impact on the overall yield. The average rate earned on the loan portfolio decreased 90 basis points ("bps") to 5.99% for the six month period ended December 31, 2003, compared to the prior year period, while the average outstanding balance of the loan portfolio decreased $1.9 million or 1.5% to $125.4 million for the most recent six month period. The decrease in the average rate earned on the Company's loan portfolio was chiefly a result of borrowers refinancing to lower rates and downward adjustment of adjustable rate mortgages. The decrease in volume was in part resultant of declining demand for the Bank's primary product, the adjustable rate mortgage, which some borrowers find less desirable in periods of falling or low prevailing interest rates. While margin compression is affecting many financial institutions, the Company's earnings may have been impacted to a greater extent as management has continued to adhere to its longstanding techniques for managing interest rate risk, such as emphasizing investment in adjustable rate mortgages as opposed to purchasing or originating higher-yielding fixed rate investments. While this currently exacerbates the margin compression, such techniques should prove to be beneficial when market interest rates rise.

     INTEREST EXPENSE: Interest expense decreased $318,000 or 12.2% to $2.3 million for the six month period ended December 31, 2003. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $259,000 or 20.7% to $993,000 for the six month period ended December 31, 2003. The decrease in interest expense on deposits was attributable to a decrease in the average rate paid on deposits, which decreased 70 bps to 2.63% for the six month period ended December 31, 2003. The decrease was slightly offset by an increase in the average outstanding balance of deposits of $282,000 or 0.4% to $75.6 million for the period ended December 31, 2003, compared to the 2002 period. Interest expense on FHLB advances decreased $59,000 or 4.3% to $1.3 million for the six month period ended December 31, 2003, compared to the same period in 2002. The decrease in interest expense on FHLB advances was attributable to both a decrease in the average rate paid on the advances as well as a decrease in the average balance outstanding. The average rate paid on advances decreased 12 bps to 6.03% for the six month period ended December 31, 2003, while the average balance outstanding decreased $1.1 million or 2.5% to $43.3 million for the six month period just ended compared to the prior year six month period. In general, rates paid on FHLB advances are greater than rates paid on deposits and do not re-price as quickly. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

     It is difficult to predict what interest rates will do in the future. If interest rates continue to decline, the cost of the Company's deposits will probably continue to decrease depending primarily on local demand for deposits. However, Management cannot predict whether the cost of liabilities will decrease as fast as the yield generated by the loan and investment portfolio. If interest rates increase, the Company's cost of deposits will increase as well, and may increase faster than the yield generated by the loan and investment portfolio.

     PROVISION FOR LOSSES ON LOANS: There was no provision for losses on loans for the six month periods ended December 31, 2003 or 2002. The allowance for loan losses was $82,000 at December 31, 2003 and 2002, as well as June 30, 2003. As a percentage of non-performing assets, the allowance for losses on loans decreased from 20.9% at December 31, 2002 to 7.4% at December 31, 2003. This decrease was caused chiefly by an increase in the balance of non-performing assets from period to period (see "Non-Performing Assets"). Management believed, based on its analysis of the risk profile of the Company's assets, that the allowance for losses on loans was adequate at December 31, 2003. In determining the appropriate provision, Management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by one- to four-family residential real estate, which heretofore has resulted in minimal losses on loans. However, there can be no assurance that the allowance will be adequate to cover losses on non-performing assets in the future.

     OTHER OPERATING INCOME: Other operating income decreased $19,000 or 43.2% from $44,000 for the six month period ended December 31, 2002 to $25,000 for the six month period ended December 31, 2003. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $80,000 or 9.6% to $915,000 for the six month period ended December 31, 2003. The increase was due primarily to an $84,000 or 17.8% increase in employee compensation and benefits, which resulted from a variety of factors associated with employee compensation and the benefits afforded the Company's personnel. One such factor is an increase in the provision for expenses associated with the Company's defined benefit retirement plan, which were $39,000 for the six month period ended December 31, 2003, compared to no provision for the six month period ended December 31, 2002. For many years the Company has benefited from an excess of plan assets (and investment performance thereon) over calculated required contributions, which made additional contributions unnecessary. Management estimates that the expense will be approximately $79,000 for the fiscal year ending June 30, 2004. Also contributing to the higher level of employee compensation and benefits expense were other expenses associated with employee benefit plans including the Company's Junior Officer Recognition Plan, health insurance benefits and payroll taxes on incentive stock options.

     INCOME TAX: The Company's provision for federal income taxes decreased $129,000 or 34.8% to $242,000 for the six month period ended December 31, 2003. The Company's effective tax rate was 34.2% and 34.1for the six month periods ended December 31, 2003 and 2002, respectively.

     NON-PERFORMING ASSETS: At December 31, 2003, the Bank had approximately $1.1 million (0.9% of net loans) in loans 90 days or more past due but still accruing, as compared to $393,000 at December 31, 2002. Also, the Bank had approximately $275,000 in loans listed as special mention and $1.0 million in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. Of the assets listed as non-performing, all were single-family residential mortgage loans. Of these loans, $962,000 or 86.9% of non-performing loans had loan-to-value ratios (based on the original appraisal and current principal balance) of less than 80%, one loan totaling $45,000 or 4.1% of non-performing loans had a loan-to-value exceeding 80% but was covered by private mortgage insurance, and two loans totaling $100,000 or 9.0% of non-performing loans had a combined loan-to-value ratio of 89% and were not secured by private mortgage insurance. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. Management has not initiated foreclosure proceedings with any loans included in non-performing assets, but rather is attempting to encourage the borrowers to remedy the delinquencies, although foreclosure remains an option. The Bank has not charged off any loans during the period.

     DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This dividend policy was instituted at a time when the Company's earnings exceeded (albeit slightly) the dividends paid. Earnings have since dropped significantly and for the six month period ended December 31, 2003, fell short of the dividend paid by $0.21 per share. The Board is aware of this disparity and notes that it is somewhat unusual. However, given the Company's level of excess capital, the relatively high price level of the Company's stock (which has curtailed the Company's stock repurchase plans that were an effective utilization of excess capital in years past), and recent changes in income tax regulations that treat income from dividends as favorably as income from capital gains, the Board has decided to continue the current dividend policy. Although the Board of Directors has adopted and elected to continue this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. At December 31, 2003, the Company had recorded dividends payable of $352,000 for the payment of a dividend on January 15, 2004.

     STOCK REPURCHASES: The Company has utilized stock repurchase programs to increase earnings per share, increase the Company's return on equity, and to attempt to improve the market liquidity in the Company's stock. During the six month period ended December 31, 2003, the Company did not have a repurchase program in place and did not repurchase any shares of its stock. However, during the six month period ended December 31, 2003, 21,988 shares of stock options were exercised by the exchange of 14,574 previously outstanding shares. The Company's Board and Management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     NET EARNINGS: The Company's net earnings decreased $130,000 or 37.8% to $214,000 for the three month period ended December 31, 2003 compared to 2002. The decrease in net earnings was primarily attributable to a decrease in net interest income of $102,000. The Company's basic earnings per share decreased $0.11 or 39.3% from $0.28 per share for the three month period ended December 31, 2002 to $0.17 per share for the 2003 period. The Company's diluted earnings per share decreased $0.11 per share or 40.7% to $0.16 per share for the three month period just ended compared to $0.27 for the three month period ended December 31, 2002.

     NET INTEREST INCOME: Net interest income after provision for loan losses was $806,000 for the three month period ended December 31, 2003, a decrease of $102,000 or 11.2% compared to $908,000 for the three month period ended December 30, 2002. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income than the decrease in interest expense.

     INTEREST INCOME: Interest income decreased $263,000 or 12.0% to $1.9 million for the three month period ended December 31, 2003. The decrease was related primarily to a decrease in interest income from loans, which decreased $271,000 or 12.7%, to $1.9 million for the three month period recently ended. Also contributing to the decrease in interest income was a decrease in interest income from interest-bearing deposits and other, which decreased $27,000 or 48.2% from period to period. Interest income from investment securities increased $35,000 from $5,000 for the three month period ended December 31, 2002 to $40,000 for the period just ended.

     The decrease in yield on the Company's loan portfolio was related primarily to a decrease in the average rate earned on the portfolio, as the average outstanding balance of the portfolio increased slightly from period to period. The average rate earned on the loan portfolio decreased 92 bps to 5.90% for the three month period ended December 31, 2003, compared to the prior year period, while the average outstanding balance of the loan portfolio increased $1.2 million or 1.0% to $126.4 million for the most recent three month period.

     INTEREST EXPENSE: Interest expense decreased $161,000 or 12.5% to $1.1 million for the three month period ended December 31, 2003. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $133,000 or 21.8% to $478,000 for the three month period ended December 30, 2003. The decrease in interest expense on deposits was attributable to a decrease in the average rate paid on deposits, which decreased 72 bps to 2.53% for the three month period ended December 31, 2003. The average outstanding balance of deposits increased $165,000 or 0.2% to $75.5 million for the three month period ended December 31, 2003, compared to the 2002 period. Interest expense on FHLB advances decreased $28,000 or 4.1% to $649,000 for the three month period ended December 31, 2003, compared to the same period in 2002. The decrease in interest expense on FHLB advances was attributable both to a decrease in the average balance outstanding and a decrease in the average rate paid. The average balance outstanding decreased $488,000 or 1.1% to $43.6 million for the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002. The average rate paid on FHLB advances decreased 19 bps to 5.95% for the three month period ended December 31, 2003.

     OTHER OPERATING INCOME: Other operating income decreased $11,000 or 45.8% from $24,000 for the three month period ended December 31, 2002 to $13,000 for the three month period ended December 31, 2003. Other operating income is not a significant component of the Company's statement of earnings.

     GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $78,000 or 18.8% to $492,000 for the three month period ended December 31, 2003. The increase was due primarily to a $73,000 or 32.4% increase in employee compensation and benefits, which resulted from a combination of higher costs associated with the Company's defined benefit pension program and other benefit expenses.

     INCOME TAX: The Company's provision for federal income taxes decreased $61,000 or 35.1% to $113,000 for the three month period ended December 31, 2003. The Company's effective tax rate was 34.6% and 33.6% for the three month periods ended December 31, 2003 and 2002, respectively.

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

                                    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) The small business issuer held its Annual Meeting of Stockholders on November 13, 2003.

          b) Not applicable

          c) The only matter to be voted upon at the Annual Meeting was the election of three individuals as directors.

           Nominee                   Votes For                  Votes Withheld
           -------                   ---------              --------------------
           William M. Johnson        1,102,323                      13,290
           Frank McGrath             1,100,073                      15,541
           Herman D. Regan, Jr.      1,100,573                      15,040

ITEM 5.  OTHER INFORMATION

                                    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits:
             ---------
               1)  Exhibit  31 - Rule  13a-14  Certifications
               2) Exhibit 32 - Section 1350 Certification

          b) Reports on Form 8-K.
             --------------------
             On October 21, 2003, the Company filed a report on Form 8-K issuing a press release announcing its unaudited financial results for the three months ended September 30, 2003. The full press release dated October 21, 2003 was attached as Exhibit 99 to that Form 8-K filing.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               Frankfort First Bancorp, Inc.


Date: February 17, 2004
                               /s/  Don D. Jennings
                               -----------------------------------------
                               Don D. Jennings
                               President



                               /s/  R. Clay Hulette
                               -----------------------------------------
                               R. Clay Hulette
                               Vice President and Treasurer
                               (Principal Financial and Accounting
                               Officer)