Form 10QSB
period 2004-03-31
FRANKFORT FIRST BANCORP INC
filed 2004-05-13
CIK 930182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004


                                       OR

/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 2004: 1,266,613



                                    CONTENTS


PART I.           FINANCIAL INFORMATION                                                 PAGE
                  --------------------------------------------------------------------------

Item 1            Consolidated Statements of Financial Condition at
                  March 31, 2004 (unaudited) and June 30, 2003 (audited)                 3

                  Consolidated Statements of Earnings for the nine and three
                  months ended March 31, 2004 and 2003                                   4

                  Consolidated Statements of Comprehensive Income for the
                  nine months ended March 31, 2004 and 2003                              5

                  Consolidated Statements of Cash Flows for the nine
                  months ended March 31, 2004 and 2003                                   6

                  Notes to Consolidated Financial Statements                             8

Item 2            Management's Discussion and Analysis or Plan of
                  Operation                                                              11

Item 3            Controls and Procedures                                                15

PART II.          OTHER INFORMATION
                  -----------------

Item 1            Legal Proceedings                                                      16

Item 2            Changes in Securities and Small Business Issuer Purchases of
                  Equity Securities                                                      16

Item 3            Defaults upon Senior Securities                                        16

Item 4            Submission of Matters to a
                  Vote of Security Holders                                               16

Item 5.           Other Information                                                      17

Item 6.           Exhibits and Reports on Form 8-K                                       17

SIGNATURES                                                                               18
----------




                                  FRANKFORT FIRST BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (In thousands, except per share data)

                                                                            March 31,           June 30,
                                                                              2004                2003
                                                                          (Unaudited)          (Audited)

     ASSETS
Cash and due from banks                                             $              568    $          478
Interest-bearing deposits in other financial institutions                           43             1,550
                                                                       ----------------     -------------
       Cash and cash equivalents                                                   611             2,028

Certificates of deposit in other financial institutions                          3,100             3,100
Mortgage-backed securities available for sale - at market                        3,219             3,997
Loans receivable - net                                                         126,298           124,596
Real estate acquired through foreclosure - net                                      --                29
Office premises and equipment - at depreciated cost                              1,405             1,364
Federal Home Loan Bank stock - at cost                                           2,912             2,827
Accrued interest receivable on loans                                               303               293
Accrued interest receivable on investments and
     interest-bearing deposits                                                      29                15
Prepaid expenses and other assets                                                   93                87
                                                                       ----------------     -------------
       Total assets                                                 $          137,970    $      138,336
                                                                       ================     =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                            $           73,808    $       75,622
Advances from the Federal Home Loan Bank                                        44,929            43,017
Advances by borrowers for taxes and insurance                                      142               324
Accrued interest payable                                                            24                29
Accrued federal income taxes                                                       296               261
Deferred federal income taxes                                                      256               265
Other liabilities                                                                  838               820
                                                                       ----------------     -------------
       Total liabilities                                                       120,293           120,338

Shareholders' equity
   Preferred stock, 500,000 shares authorized, $.01 par
       value; no shares issued                                                      --                --
   Common stock, 3,750,000 shares authorized, $.01
       par value;  1,672,443 shares issued                                          17                17
   Additional paid-in capital                                                    5,916             5,879
   Retained earnings - restricted                                               18,185            18,525
   Less 405,830 and 418,335 shares of treasury stock-at cost                    (6,350)           (6,331)
   Less shares acquired for stock benefit plan                                     (90)              (98)
   Other comprehensive income (loss), unrealized gains (losses) on securities designated as available for sale - net of related
     tax effects                                                                    (1)                6
                                                                       ----------------     -------------
       Total shareholders' equity                                               17,677            17,998
                                                                       ----------------     -------------
       Total liabilities and shareholders' equity                   $          137,970    $      138,336
                                                                       ================     =============

Book value per share                                                $            13.96    $        14.35
                                                                       ================     =============




                                          FRANKFORT FIRST BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                      (In thousands, except per share data)



                                                               Nine months ended                 Three months ended
                                                                   March 31,                          March 31,
                                                            2004              2003               2004           2003

Interest income
   Loans                                           $        5,620    $         6,416      $       1,867     $        2,033
   Investment securities                                      121                 21                 41                 16
   Interest-bearing deposits and other                         92                155                 29                 46
                                                     ------------      -------------        -----------       ------------
          Total interest income                             5,833              6,592              1,937              2,095

Interest expense
   Deposits                                                 1,429              1,815                436                563
   Borrowings                                               1,947              2,019                641                654
                                                     ------------      -------------        -----------       ------------
          Total interest expense                            3,376              3,834              1,077              1,217
                                                     ------------      -------------        -----------       ------------
          Net interest income                               2,457              2,758                860                878
Provision for losses on loans                                  --                 --                 --                 --
                                                     ------------      -------------        -----------       ------------

          Net interest income after provision for
             losses on loans                                2,457              2,758                860                878

Other operating income                                         38                 55                 13                 11

General, administrative and other expense
   Employee compensation and benefits                         864                716                308                244
   Occupancy and equipment                                    125                134                 45                 47
   Franchise and other taxes                                   76                 82                 25                 26
   Data processing                                             90                 93                 34                 35
   Other operating                                            253                251                 81                 89
                                                     ------------      -------------        -----------       ------------
          Total general, administrative
               and other expense                            1,408              1,276                493                441
                                                     ------------      -------------        -----------       ------------

          Earnings before income taxes                      1,087              1,537                380                448
Federal income taxes
   Current                                                    375                497                144                131
   Deferred                                                   (4)                 26                (15)                21
                                                     ------------      -------------        -----------       ------------
          Total federal income taxes                          371                523                129                152
                                                     ------------      -------------        -----------       ------------
          NET EARNINGS                             $          716    $         1,014      $         251     $          296
                                                     ============      =============        ===========       ============

Earnings Per Share
  Basic                                            $         0.57    $          0.81      $        0.20     $         0.23
                                                     ============      =============        ===========       ============
  Diluted                                          $         0.54    $          0.79      $        0.19     $         0.23
                                                     ============      =============        ===========       ============



                                FRANKFORT FIRST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             For the nine months ended March 31,
                                      (In thousands)

                                                                               2004             2003

Net earnings                                                              $         716    $       1,014

Other comprehensive losses, net of tax:
  Unrealized losses on securities, net of $5 tax benefits in 2004                    (8)              --
                                                                            ------------    ------------

Comprehensive income                                                      $         708    $       1,014
                                                                            ============    ============

Accumulated comprehensive loss                                            $          (1)   $          --
                                                                            ============    ============




                                           FRANKFORT FIRST BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the nine months ended March 31,
                                                   (In thousands)

                                                                                      2004                2003

Cash flows from operating activities:

   Net earnings for the period                                                  $        716          $     1,014
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Amortization of discounts and premiums on loans,
          investments, and mortgage backed securities, net                                15                   --
       Amortization of deferred loan origination fees                                    (25)                 (95)
       Depreciation and amortization                                                      56                   59
       Federal Home Loan Bank stock dividends                                            (85)                 (91)
       Amortization expense of stock benefit plan                                         13                   --
       Increase (decrease) in cash due to changes in:
          Accrued interest receivable                                                    (24)                  67
          Prepaid expenses and other assets                                               (6)                  12
          Accrued interest payable                                                        (5)                 (17)
          Other liabilities                                                               18                 (574)
          Federal income taxes
             Current                                                                      35                  142
             Deferred                                                                     (4)                  26
                                                                                -------------         ------------
               Net cash provided by operating activities                                 704                  543

Cash flows provided by (used in) investing activities:
   Principal repayments on mortgage-backed securities                                    751                   --
   Proceeds from maturity of investment securities                                       100                   --
   Purchase of certificates of deposit in other financial institutions                  (100)              (3,000)
   Loan principal repayments                                                          20,854               27,634
   Loan disbursements                                                                (22,502)             (18,600)
   Proceeds from sale of real estate acquired through foreclosure                         --                  311
   Purchase of office premises and equipment                                             (97)                 (71)
                                                                                  -----------          -----------
             Net cash provided by (used in) investing activities                        (994)               6,274
Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                                        (1,814)                 334
   Proceeds from Federal Home Loan Bank advances                                       6,000                   --
   Repayment of Federal Home Loan Bank advances                                       (4,088)              (1,683)
   Advances by borrowers for taxes and insurance                                        (182)                (141)
   Exercise of stock options                                                              13                   --
   Dividends paid on common stock                                                     (1,056)              (1,049)
                                                                                  -----------          -----------
             Net cash used in financing activities                                    (1,127)              (2,539)
                                                                                  -----------          -----------

Net increase (decrease) in cash and cash equivalents                                  (1,417)               4,278

Cash and cash equivalents at beginning of period                                       2,028                4,812
                                                                                  -----------          -----------
Cash and cash equivalents at end of period                                      $        611          $     9,090
                                                                                  ===========          ===========



                                             FRANKFORT FIRST BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          For the nine months ended March 31,
                                                  (In thousands)

                                                                                  2004                 2003


Supplemental disclosure of cash flow information:
       Cash paid during the period for:

         Federal income taxes                                            $              340     $           360
                                                                             ===============       =============

          Interest on deposits and borrowings                            $            3,381     $         3,851
                                                                             ===============       =============
Supplemental disclosure of noncash investing activities:
   Origination of loans upon sale of real estate acquired
     through foreclosure                                                 $               40     $           180
                                                                             ===============       =============
   Unrealized losses on securities designated as available
     for sale, net of related tax effects                                $               (8)     $           --
                                                                             ===============       =============
Supplemental disclosure of noncash financing activities:
     Dividends declared but unpaid                                       $              354     $           351
                                                                             ===============       =============
Issuance of shares under stock option plan in exchange
     for previously issued shares and cash                               $              478     $            --
                                                                             ===============       =============


                          FRANKFORT FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine and three month periods ended March 31, 2004 and 2003

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, statements of comprehensive income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine and three month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

(2) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the "Company") and First Federal Savings Bank of Frankfort (the "Bank"). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,259,507 and 1,264,583 for the nine and three month periods ended March 31, 2004, respectively, and 1,246,108 for each of the nine and three month periods ended March 31, 2003.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,312,091 and 1,321,022 for the nine and three month periods ended March 31, 2004, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 52,584 and 56,439 for the nine and three month periods ended March 31, 2004, respectively. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,284,634 and 1,283,953 for the nine and three month periods ended March 31, 2003, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 38,526 and 37,845 for the nine and three month periods ended March 31, 2003, respectively. As of March 31, 2004, the Company had 147,230 stock options outstanding of which 142,483 had an exercise price of $13.80 per share and 4,747 had an exercise price of $14.91 per share.

(4) STOCK OPTION PLAN

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

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro forma disclosure requirements for net earnings and earnings per share are not applicable to the nine month periods ended March 31, 2004 and 2003, as no options were granted during those periods and options previously granted had fully vested prior to July 1, 2001.

         A summary of the status of the Company's stock option plan as of March 31, 2004 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                                     NINE MONTHS ENDED                          YEAR ENDED
                                                         MARCH 31,                               JUNE 30,
                                                           2004                    2003                    2002

                                                                WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                                AVERAGE                  AVERAGE                 AVERAGE
                                                                EXERCISE                 EXERCISE                EXERCISE
                                                     SHARES      PRICE        SHARES      PRICE       SHARES      PRICE

Outstanding at beginning of period                   181,859     $13.83      181,859     $13.83      239,495     $13.82
Granted                                                 -           -           -          -            -           -
Exercised                                            (34,629)     13.80         -          -            -           -
Forfeited                                               -           -           -          -         (57,636)     13.80
                                                   ---------    -------      -------    -------    ----------  ----------
Outstanding at end of period                         147,230     $13.84      181,859     $13.83      181,859     $13.83
                                                     =======      =====      =======      =====      =======      =====

Options exercisable at period-end                    147,230     $13.84      181,859     $13.83      181,859     $13.83
                                                     =======      =====      =======      =====      =======      =====


The following information applies to options outstanding at March 31, 2004:

Number outstanding                                                                                      147,230
Range of exercise prices                                                                        $13.80 - $14.91
Weighted-average exercise price                                                                          $13.84
Weighted-average remaining contractual life                                                          1.75 years

(5) CRITICAL ACCOUNTING POLICIES

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

GENERAL

         The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four family owner-occupied residential properties in the Bank's primary market area. The Bank also invests in loans secured by non-owner occupied one-to-four family residential properties and some churches located in the Bank's primary market area. The Bank also maintains an investment portfolio which may include FHLB stock, FHLB certificates of deposit, U.S. Government Agency-issued bonds, mortgage-backed securities and other investments.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND JUNE 30, 2003

         ASSETS: The Company's total assets were $138.0 million at March 31, 2004, a decrease of $366,000 or 0.3% from the June 30, 2003 level. The decrease in total assets was primarily attributable to decreases in the Company's cash and cash equivalents and mortgage-backed securities available for sale. Cash and cash equivalents decreased $1.4 million or 69.9% to $611,000 at March 31, 2004, compared to $2.0 million at June 30, 2003, as the Company successfully invested excess liquidity into higher-yielding investments. The decrease in mortgage-backed securities was attributable primarily to principal repayments of $751,000 during the period, although premium amortization of $15,000 and a net unrealized loss of $13,000 on the securities contributed to the decline. Somewhat offsetting the decrease in cash and cash equivalents and mortgage-backed securities was an increase in the increase in the Company's net loans receivable which increased $1.7 million or 1.4% to $126.3 million at March 31, 2004.

         LIABILITIES: The Company's total liabilities remained relatively constant at $120.3 million at both March 31, 2004 and June 30, 2003. The composition of liabilities changed in that deposits decreased $1.8 million or 2.4% to $73.8 million at March 31, 2004, while FHLB advances increased $1.9 million or 4.4% to $44.9 million at March 31, 2004.

         SHAREHOLDERS' EQUITY: Shareholders' equity was $17.7 million at March 31, 2004, a decrease of $321,000 or 1.8% compared to June 30, 2003. The decrease was due mainly to $1.1 million in dividends declared for the nine month period ended March 31, 2004, which exceeded net earnings by $340,000. The Company's book value per share was $13.96 at March 31, 2004, compared to $14.35 at June 30, 2003. The decrease in book value per share is attributable to the excess of dividends over earnings for the nine month period ended March 31, 2004, as well as additional outstanding shares, which resulted from the exercise of stock options during the same nine month period. (See "Dividends").

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

         NET EARNINGS: The Company's net earnings decreased $298,000 or 29.4% to $716,000 for the nine month period ended March 31, 2004 compared to 2003. The decrease in net earnings was primarily attributable to a decrease in net interest income of $301,000. The Company's basic earnings per share decreased $0.24 or 29.6% from $0.81 per share for the nine month period ended March 31, 2003 to $0.57 per share for the comparable 2004 period. The Company's diluted earnings per share also decreased $0.25 per share or 31.6% to $0.54 per share for the nine month period just ended compared to $0.79 for the nine month period ended March 31, 2003.

         NET INTEREST INCOME: Net interest income after provision for loan losses was $2.5 million for the nine month period ended March 31, 2004 a decrease of $301,000 or 10.9% compared to $2.8 million for the nine month period ended March 31, 2003. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income than the decrease in interest expense.

         INTEREST INCOME: Interest income decreased $759,000 or 11.5% to $5.8 million for the nine month period ended March 31, 2004. The decrease was related primarily to a decrease in interest income from loans, which decreased $796,000 or 12.4%, to $5.6 million for the nine month period recently ended. Also contributing to the decrease in interest income was a decrease in interest income from interest-bearing deposits and other, which decreased $63,000 or 40.6% from period to period. Interest income from investment securities increased $100,000 from $21,000 for the nine month period ended March 31, 2003 to $121,000 for the period just ended.

         The decrease in yield on the Company's loan portfolio was related primarily to a decrease in the average rate earned on the portfolio. The average rate earned on the loan portfolio decreased 85 basis points ("bps") to 5.95% for the nine month period ended March 31, 2004, compared to the prior year period, while the average outstanding balance of the loan portfolio remained constant at $125.9 million for both nine month periods ended March 31, 2004 and 2003. The decrease in the average rate earned on the Company's loan portfolio was chiefly a result of borrowers refinancing to lower rates and the downward adjustment of adjustable rate mortgages. While margin compression is affecting many financial institutions, the Company's earnings may have been impacted to a greater extent as management has continued to adhere to its longstanding techniques for managing interest rate risk, such as emphasizing investment in adjustable rate mortgages as opposed to purchasing or originating higher-yielding fixed rate investments. While this currently exacerbates the margin compression, such techniques should prove to be beneficial when market interest rates rise.

         INTEREST EXPENSE: Interest expense decreased $458,000 or 11.9% to $3.4 million for the nine month period ended March 31, 2004. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $386,000 or 21.3% to $1.4 million for the nine month period ended March 31, 2004. The decrease in interest expense on deposits was attributable primarily to a decrease in the average rate paid on deposits, which decreased 67 bps to 2.54% for the nine month period ended March 31, 2004. Also contributing to the decrease in the average rate paid on deposits was a slight decrease in the average outstanding balance of deposits which decreased $393,000 or 0.5% to $75.2 million for the period ended March 31, 2004, compared to the comparable 2003 period. Interest expense on FHLB advances decreased $72,000 or 3.6% to $1.9 million for the nine month period ended March 31, 2004, compared to the same period in 2003. The decrease in interest expense on FHLB advances was attributable to both a decrease in the average rate paid on the advances as well as a decrease in the average balance outstanding. The average rate paid on advances decreased 21 bps to 5.89% for the nine month period ended March 31, 2004, while the average balance outstanding decreased $52,000 or 0.1% to $44.1 million for the nine month period just ended compared to the prior year nine month period. In general, rates paid on FHLB advances are greater than rates paid on deposits and do not re-price as quickly. Management believes that, when compared to other sources of funds, FHLB advances offer plans and terms that can be more easily matched to characteristics of the Company's interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

         It is difficult to predict what interest rates will do in the future. If market interest rates increase, the Company's cost of deposits will increase as well, and may increase faster than the yield generated by the loan and investment portfolio, resulting in decreased net income.

         PROVISION FOR LOSSES ON LOANS: There was no provision for losses on loans for the nine month periods ended March 31, 2004 or 2003. The allowance for loan losses was $82,000 at March 31, 2004 and 2003, as well as June 30, 2003. As a percentage of non-performing assets, the allowance for losses on loans decreased from 17.5% at March 31, 2003 to 10.9% at March 31, 2004. This decrease was caused chiefly by an increase in the balance of non-performing assets from period to period (see "Non-Performing Assets"). Management believed, based on its analysis of the risk profile of the Company's assets, that the allowance for losses on loans was adequate at March 31, 2004. In determining the appropriate provision, Management considers a number of factors, including specific loans in the Company's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect a borrower's ability to comply with repayment terms. Overall, management considers the fact that the vast majority of loans in the Company's portfolio are secured by one- to four-family residential real estate, which heretofore has resulted in minimal losses on loans. However, there can be no assurance that the allowance will be adequate to cover losses on non-performing assets in the future.

         GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $132,000 or 10.3% to $1.4 million for the nine month period ended March 31, 2004. The increase was due primarily to a $148,000 or 20.7% increase in employee compensation and benefits, which resulted from a variety of factors associated with employee compensation and the benefits afforded the Company's personnel. One such factor is an increase in the provision for expenses associated with the Company's defined benefit retirement plan, which was $59,000 for the nine month period ended March 31, 2004, compared to a $10,000 provision for the nine month period ended March 31, 2003. For many years the Company has benefited from an excess of plan assets (and investment performance thereon) over calculated required contributions, which made additional contributions unnecessary. Management estimates that the expense will be approximately $79,000 for the fiscal year ending June 30, 2004. Also contributing to the higher level of employee compensation and benefits expense were other expenses associated with employee benefit plans including the Company's Junior Officer Recognition Plan, health insurance benefits and payroll taxes on incentive stock options.

         INCOME TAX: The Company's provision for federal income taxes decreased $152,000 or 29.1% to $371,000 for the nine month period ended March 31, 2004. The Company's effective tax rate was 34.1% and 34.0% for the nine month periods ended March 31, 2004 and 2003, respectively.

         NON-PERFORMING ASSETS: At March 31, 2004, the Bank had approximately $752,000 (0.6% of net loans) in loans 90 days or more past due but still accruing, as compared to $468,000 at March 31, 2003. Also, the Bank had approximately $301,000 in loans listed as special mention and $981,000 in loans internally classified as Substandard. No loans were classified as Doubtful or Loss. Of the assets listed as loans 90 days or more past due but still accruing, all were single-family residential mortgage loans. Of these loans, $612,000 or 81.4% had loan-to-value ratios (based on the original appraisal and current principal balance) of less than 80%, one loan totaling $40,000 or 5.3% of non-performing loans had a loan-to-value exceeding 80% but was covered by private mortgage insurance, and two loans (which are secured by the same property) totaling $100,000 or 13.3% of non-performing loans had a combined loan-to-value ratio of 89% and were not secured by private mortgage insurance. Non-performing assets are considered by the Bank to still be accruing as long as the reasonably determined fair value of the collateral exceeds all principal, interest, and fees required to discharge the obligation without loss. As of the date of this report Management has initiated foreclosure proceedings with respect to the aforementioned $100,000 loans (in the aggregate). Management generally attempts to encourage the borrowers to remedy the delinquencies, with foreclosure as a final option. The Bank has not charged off any loans during the 2004 and 2003 periods.

         DIVIDENDS: On September 14, 2001, the Company announced a dividend policy whereby it will pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. This dividend policy was instituted at a time when the Company's earnings exceeded (albeit slightly) the dividends paid. Earnings have since dropped significantly and for the nine month period ended March 31, 2004, fell short of the dividend paid by $0.27 per share. The Board is aware of this disparity and notes that it is somewhat unusual. However, given the Company's level of excess capital, the relatively high price level of the Company's stock (which has curtailed the Company's stock repurchase plans that were an effective utilization of excess capital in years past), and recent changes in income tax regulations that treat income from dividends as favorably as income from capital gains, the Board has decided to continue the current dividend policy. Although the Board of Directors has adopted and elected to continue this policy, the future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. At March 31, 2004, the Company had recorded dividends payable of $354,000 for the payment of a dividend on April 15, 2004.

         STOCK REPURCHASES: The Company has utilized stock repurchase programs to increase earnings per share, increase the Company's return on equity, and to attempt to improve the market liquidity in the Company's stock. During the nine month period ended March 31, 2004, the Company did not have a repurchase program in place and did not repurchase any shares of its stock. The Company's Board and Management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs. However, during the nine month period ended March 31, 2004, 34,629 shares of stock options were exercised by the exchange of 22,124 previously outstanding shares.

         LIQUIDITY: The Company maintains sufficient liquid assets to meet its short-term obligations as they become due in the ordinary course of business. In addition to its cash and cash equivalents the Company has additional borrowing capacity with the Federal Home Loan Bank of approximately $24.5 million. Of that additional borrowing capacity, the Company maintains a $10.0 million line of credit with the Federal Home Loan Bank of which $3.3 million had been drawn at March 31, 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

         NET EARNINGS: The Company's net earnings decreased $45,000 or 15.2% to $251,000 for the three month period ended March 31, 2004 compared to 2003. The decrease in net earnings was primarily attributable to an increase in general, administrative and other expense of $52,000, although a decrease in net interest income also contributed. The Company's basic earnings per share decreased $0.03 or 13.0% from $0.23 per share for the three month period ended March 31, 2003 to $0.20 per share for the comparable 2004 period. The Company's diluted earnings per share decreased $0.04 per share or 17.4% to $0.19 per share for the three month period just ended compared to $0.23 for the three month period ended March 31, 2003.

         NET INTEREST INCOME: Net interest income after provision for loan losses was $860,000 for the three month period ended March 31, 2004, a decrease of $18,000 or 2.1% compared to $878,000 for the three month period ended March 31, 2003. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income than the decrease in interest expense.

         INTEREST INCOME: Interest income decreased $158,000 or 7.5% to $1.9 million for the three month period ended March 31, 2004. The decrease was related primarily to a decrease in interest income from loans, which decreased $166,000 or 8.2%, to $1.9 million for the three month period recently ended. Also contributing to the decrease in interest income was a decrease in interest income from interest-bearing deposits and other, which decreased $17,000 or 37.0% from period to period. Interest income from investment securities increased $25,000 from $16,000 for the three month period ended March 31, 2003 to $41,000 for the period just ended.

         The decrease in yield on the Company's loan portfolio was related primarily to a decrease in the average rate earned on the portfolio, as the average outstanding balance of the portfolio increased slightly from period to period. The average rate earned on the loan portfolio decreased 75 bps to 5.88% for the three month period ended March 31, 2004, compared to the prior year period, while the average outstanding balance of the loan portfolio increased $4.5 million or 3.7% to $127.1 million for the most recent three month period.

         INTEREST EXPENSE: Interest expense decreased $140,000 or 11.5% to $1.1 million for the three month period ended March 31, 2004. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $127,000 or 22.6% to $436,000 for the three month period ended March 31, 2004. The decrease in interest expense on deposits was chiefly attributable to a decrease in the average rate paid on deposits, which decreased 61 bps to 2.35% for the three month period ended March 31, 2004. The average outstanding balance of deposits decreased $1.7 million or 2.3% to $74.3 million for the three month period ended March 31, 2004, compared to the 2003 period. Interest expense on FHLB advances decreased $13,000 or 2.0% to $641,000 for the three month period ended March 31, 2004, compared to the same period in 2003. The decrease in interest expense on FHLB advances was attributable to a decrease in the average rate paid, which decreased 40 bps to 5.63% for the three month period ended March 31, 2004. The average balance outstanding increased $2.1 million or 4.9% to $45.6 million for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003.

         GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES: General, administrative, and other expense increased $52,000 or 11.8% to $493,000 for the three month period ended March 31, 2004. The increase was due primarily to a $64,000 or 26.2% increase in employee compensation and benefits, which resulted from a combination of higher costs associated with the Company's defined benefit pension program and other benefit expenses.

         INCOME TAX: The Company's provision for federal income taxes decreased $23,000 or 15.1% to $129,000 for the three month period ended March 31, 2004. The Company's effective tax rate was 33.9% each of the three month periods ended March 31, 2004 and 2003.

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

In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that have materially affected or are reasonably likely to affect the Company's financial statements as presented.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

                                    None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         (a) None.
         (b) None.
         (c) None.
         (d) None.
         (e) The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended March 31, 2004.

                                                                              (c)
                                                                          Total Number
                                                                           of Shares                (d)
                                                                           Purchased              Maximum
                                          (a)                              as Part of         Number of Shares
                                         Total                (b)           Publicly          that May Yet Be
                                       Number of           Average       Announced Plans      Purchased Under
                                         Shares           Price Paid           or               the Plans or
              Period                   Purchased          per Share          Programs              Programs
              ------                   ---------          ---------        ------------            --------

   January 2004                           7,550             $21.28               -0-                  -0-
   Beginning date: January 6
   Ending date:  January 30

   February 2004                           -0-                -0-                -0-                  -0-
   Beginning date: February 3
   Ending date:  February 28

   March 2004                              -0-                -0-                -0-                  -0-
   Beginning date: March 2
   Ending date: March 31

   Total                                  7,550             $21.28               -0-                  -0-


The repurchases reflected in the table above represent common stock of the Company tendered to it, and thus repurchased by the Company, in payment for the exercise price of stock options in accordance with the Company's 1995 Stock Option and Incentive Plan (the "Plan"), which Plan became effective on January 17, 1996. Pursuant to the terms of the Plan, a participant may exercise options, subject to provisions relative to termination or limitations on exercise, by payment to the Company of cash, common stock of the Company, or a combination thereof, in the amount of the exercise price of the options.

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

ITEM 5.  OTHER INFORMATION

                                    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                a)  Exhibits:
                    1)     Exhibit 31 - Rule 13a-14 Certifications
                    2)     Exhibit 32 - Section 1350 Certification

                b)  Reports on Form 8-K.
                    -------------------
                    On January 20, 2004, the Company filed a report on Form 8-K issuing a press release announcing its unaudited financial results for the six months and three months ended December 31, 2003. The full press release dated January 20, 2004 was attached as Exhibit 99 to that Form 8-K filing.

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Frankfort First Bancorp, Inc.


Date:  May 12, 2004
                                        /s/ Don D. Jennings
                                        ---------------------------------------
                                        Don D. Jennings
                                        President



                                         /s/ R. Clay Hulette
                                        ---------------------------------------
                                        R. Clay Hulette
                                        Vice President and Treasurer (Principal
                                        Financial and Accounting Officer)