Form 10KSB
period 2004-06-30
FRANKFORT FIRST BANCORP INC
filed 2004-09-28
CIK 930182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

FOR ALL ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-26360

FRANKFORT FIRST BANCORP, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	61-1271129

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

216 W. Main Street, Frankfort, Kentucky	40601

(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year: $7.7 million.

The aggregate market value of voting and non-voting common equity held by nonaffiliates computed at September 13, 2004, was approximately $22.7 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq National Market as of September 13, 2004. For purposes of this calculation, directors and executive officers are not treated as “non-affiliates”.

Number of shares of Common Stock outstanding as of September 27, 2004: 1,266,613.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

N/A

INDEX

PAGE
PART I
Item 1. Description of Business	3
Item 2. Description of Property	25
Item 3. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	25
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	26
Item 6. Management’s Discussion and Analysis or Plan of Operation	26
Item 7. Financial Statements	36
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 8A. Controls and Procedures	36
Item 8B. Other Information	37
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	37
Item 10. Executive Compensation	40
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 12. Certain Relationships and Related Transactions	45
Item 13. Exhibits and Reports on Form 8-K	46
Item 14. Principal Accountant Fees and Services	47
SIGNATURES
EX-10.2 Employment Agreement - Don Jennings
EX-10.3 Guaranty Agreement --- Don Jennings
EX-10.4 Employment Agreement - R. Clay Hulette
EX-10.5 Guaranty Agreement --- R. Clay Hulette
EX-10.6 Employment Agreement - Danny Garland
EX-10.7 Guaranty Agreement --- Danny Garland
EX-10.8 Employment Agreement - Teresa Kuhl
EX-10.9 Guaranty Agreement --- Teresa Kuhl
EX-10.10 Junior Officer Recognition Plan
EX-21 Subsidiaries of Registrant
EX-23 Consent of Independent Registered Public Accounting Firm
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32 906 Certification of CEO and CFO
EX-99.1 Consolidated Financial Statements

PART I

Item 1. Description of Business

General

     The Company. Frankfort First Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in August 1994 at the direction of the Board of Directors of First Federal Savings Bank of Frankfort (“First Federal” or the “Bank”) for the purpose of serving as a savings institution holding company of First Federal upon the acquisition of all of the capital stock issued by First Federal upon its conversion from mutual to stock form (the “Conversion”). The Conversion was completed July 7, 1995, with the Company issuing 1,725,000 (as adjusted) shares of its common stock, par value $.01 per share (the “Common Stock”) to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to and since the Conversion, the Company had not engaged in any material operations. The Company has no significant assets other than the outstanding capital stock of First Federal. The Company’s principal business is the business of First Federal. At June 30, 2004, the Company had total assets of $138.1 million, deposits of $75.0 million and shareholder’s equity of $17.5 million.

     The Bank. First Federal was originally chartered in 1934 as a Kentucky-chartered building and loan association known as “Greater Frankfort Building and Loan Association” and was rechartered in 1938 as First Federal Savings and Loan Association of Frankfort. First Federal has been a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati and its deposits have been federally insured since 1938. In 1989, First Federal became a federal mutual savings bank and adopted its current name. First Federal converted to stock form, as described above, on July 7, 1995. First Federal currently operates through three banking offices located in Frankfort, Kentucky.

     First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on one-to-four family residences in First Federal’s market area. First Federal also originates, to a lesser extent, church loans, professional real estate, home equity loans and other loans. During fiscal year 2002, First Federal established Main Street Financial Services, Inc. (“Main Street”) as a wholly owned subsidiary. This subsidiary was formed for the purposes of offering certain types of non-deposit investment products to the Bank’s customers. Due to recent regulatory changes, the Bank is now permitted to offer the same services as provided by Main Street. During fiscal 2004 Main Street operations were merged into those of the Bank in a manner similar to a pooling-of-interests.

     As a federally chartered savings institution, First Federal is subject to extensive regulation by the Office of Thrift Supervision (“OTS”). The lending activities and other investments of First Federal must comply with various federal regulatory requirements, and the OTS periodically examines First Federal for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. First Federal must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. For additional information, see “ — Regulation of the Bank.”

     Both the Company’s and First Federal’s executive offices are located at 216 W. Main Street, Frankfort, Kentucky 40601, and their main telephone number is (502) 223-1638.

Pending Acquisition

     The Company and First Federal Savings and Loan Association of Hazard (“First Federal of Hazard”) executed a definitive agreement pursuant to which First Federal of Hazard will reorganize into a mutual holding company in order to acquire the Company for $23.50 per share of outstanding Company common stock.

     The mutual holding company will be known as First Federal MHC (“MHC”). The MHC will form and own approximately 55% of a new subsidiary mid-tier stock holding company to be known as Kentucky First Federal Bancorp. Of the 45% of Kentucky First Federal Bancorp’s common stock to be issued to the public, a maximum of 45% will be issued to Frankfort First Bancorp stockholders, together with cash, to pay the merger consideration.

     First Federal of Hazard and the Bank will remain separate banks following the merger and the reorganization but will each be a wholly owned subsidiary of Kentucky First Federal Bancorp.

     First Federal of Hazard is a mutual savings association operating one banking office in Hazard, Kentucky. As of June 30, 2004, First Federal of Hazard had assets of $139.8 million, deposits of $98.8 million and retained earnings of approximately $31.0 million.

Lending Activities

     General. First Federal’s principal lending activity consists of the origination of loans secured by first mortgages on owner occupied one-to-four family residences in the Bank’s lending area, which is limited to the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford. First Federal also originates loans secured by nonowner occupied one-to-four family homes, loans secured by churches, professional office real estate, multi-family, home equity lines of credit, second mortgages and share loans. Additionally, First Federal offers financing for the construction of single family, owner occupied homes. Such financing is available only for, and made directly to, the homeowners.

     Beginning in the early 1980s management of the Bank has sought to build a rate sensitive loan portfolio and to manage First Federal’s interest rate risk by emphasizing the origination of adjustable rate mortgage loans with an initial fixed term of one, three or five years. The Bank also offers fixed-rate financing.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal’s loan portfolio by type of loan at the dates indicated. At June 30, 2004, First Federal had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

	At June 30,
	2004		2003
	Amount	%	Amount	%
		(Dollars in thousands)
Type of Loan:
Real estate loans:
Construction loans	$293	0.23%	$1,617	1.29%
One-to-four family residential	112,361	89.53	113,297	90.15
Multi-family residential	63	0.05	68	0.05
Other loans (1)	6,397	5.10	4,820	3.83
Consumer loans —
Savings account loans	252	0.20	235	0.19
Home equity lines of credit	6,141	4.89	5,642	4.49

	125,507	100.00%	125,679	100.00%

Less:
Loans in process	112		916
Discounts, deferred loan fees and other	51		85
Allowance for loan losses	82		82

Total	$125,262		$124,596

     (1) At June 30, 2004 composed of church loans ($3.9 million), professional office properties ($1.9 million) and agricultural real estate ($545,000).

     The following table sets forth certain information at June 30, 2004 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		Due After
	Due Within	1 Through	Due After
	One Year After	5 Years After	5 Years After
	June 30, 2004	June 30, 2004	June 30, 2004	Total
		(Dollars in thousands)
Real estate loans:
Construction loans	$293	$—	$—	$293
One-to-four family	3,314	15,291	93,756	112,361
Multi-family residential	3	15	45	63
Other loans	288	1,213	4,896	6,397
Consumer loans:
Savings account loans	252	—	—	252
Home equity lines of credit	1,098	2,748	2,295	6,141

Total	$5,248	$19,267	$100,992	$125,507

     The following table sets forth at June 30, 2004, the dollar amount of all loans due more than one year after June 30, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined	Floating or
	Rate	Adjustable Rates
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$39,534	$69,513
Multi-family residential	—	60
Other loans	1,853	4,256
Consumer loans:
Home equity lines of credit	—	5,043
Savings account loans	—	—

Total	$41,387	$78,872

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

     Originations and sales of Loans. The following table sets forth certain information with respect to First Federal’s loan originations during the periods indicated.

	Year Ended June 30,
	2004	2003
	(In thousands)
Originations
Real estate loans:
One-to four-family	$21,789	$21,008
Multi-family	—	—
Other	2,044	1,392
Construction loans	1,428	1,638
Consumer loans:
Home equity line of credit	5,262	4,599
Savings account loans	63	85

Total	$30,586	$28,722

     Other than loan participations purchased for purposes of community investment which have been repaid at June 30, 2004, the Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases of loans in the foreseeable future. The Bank has entered into a new program in which new fixed-rate mortgages may be sold to the FHLB of Cincinnati, with servicing retained by the Bank. During fiscal 2004 the Bank sold $613,000 fixed-rate mortgages into this program

     One-to-four Family Residential Lending and Second Mortgage Loans. The Bank historically has been and continues to be an originator of loans secured by owner occupied, one-to-four family residential properties located in its market area. At June 30, 2004, approximately $112.4 million, or 89.6%, of the Bank’s loan portfolio consisted of loans secured by one-to-four family residential properties which were primarily owner-occupied, single family residences.

     First Federal began originating adjustable-rate residential mortgage loans in the early 1980s. Since that time, most one-to-four family mortgage loans originated by the Bank have been adjustable-rate loans with an initial fixed term of one, three, or five years. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes (“NACR”). The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points.

     At June 30, 2004, the Bank’s loan portfolio included $71.9 million in adjustable-rate one-to-four family residential mortgage loans, or 63.9% of the Bank’s one-to-four family residential mortgage loan portfolio.

     The retention of adjustable-rate loans in First Federal’s portfolio helps reduce First Federal’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow First Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on First Federal’s adjustable-rate loans will fully adjust to compensate for increases in First Federal’s cost of funds. Finally, adjustable rate loans may decrease at a pace faster than decreases in First Federal’s cost of funds, resulting in reduced net income.

     In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 100%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%.

     The Bank also originates second mortgage loans if the Bank holds the first mortgage on the property. Although these loans are secured by a lien on the borrower’s primary residence, they differ from the Bank’s traditional first mortgage loans in that the terms of these loans are substantially shorter than 25 years (generally 120 months or less). The Bank also offers such loans underwritten to a maximum of 80% loan-to-value ratio and all are fully amortizing. The Bank has been offering second mortgages up to an overall 90% loan-to-value ratio at a premium rate to qualified borrowers. These loans have a term of seven years and are not covered by private mortgage insurance. At June 30, 2004, the outstanding balance of the first and second mortgage loans with loan-to-value ratios exceeding 80% totaled $8.4 million.

     Church and Other Nonresidential Real Estate Lending. First Federal has also been active in originating loans secured by churches located in the Bank’s primary market area. These loans have a maximum loan-to-value ratio of 75%, and are originated under the same terms as the Bank’s one-to-four family real estate mortgage loans. At June 30, 2004, the Bank had 17 church loans aggregating approximately $3.9 million. The Bank occasionally considers loans on small commercial properties located in the Bank’s market area. At June 30, 2004, the Bank had five commercial loans secured by property which aggregated approximately $1.9 million. The Bank does not have a specific underwriting policy for such loans, but generally, will make them at a loan-to-value ratio of 75%. All such loans are subject to Board approval.

     Construction Lending. The Bank offers single family residential construction loans to qualified borrowers for construction of single-family owner occupied residences in Franklin County. At June 30, 2004, single-family residential construction loans constituted $293,000, or 0.2%, of First Federal’s total loans. First Federal limits its construction lending to loans to individuals building their primary residences. These loans generally have rates that are fixed for six months and are underwritten in accordance with the same standards as First Federal’s mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal’s permanent mortgage loan financing for the subject property. The Bank’s construction loans may be refinanced into permanent loans upon completion of the construction.

     Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) thereof. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, First Federal may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     Consumer Lending. The consumer loans originated by the Bank include home equity lines of credit, and loans secured by savings deposits. At June 30, 2004, the Bank’s consumer loan balance totaled $6.4 million, or 5.1% of its total loan portfolio. Of the consumer loan balance at June 30, 2004, 96.1% were home equity loans and 3.9% were loans secured by savings deposits at the Bank.

     The Bank’s home equity loans are made on the security of residential real estate which have terms of up to 10 years. Most of the Bank’s home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. The Bank does offer home equity loans up to 90% of the value at a premium rate to qualified borrowers, less the balance of the first mortgage. These loans are not secured by private mortgage insurance. The Bank’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. The Bank’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2004, the total outstanding home equity loans amounted to $6.1 million, or 4.9%, of the Bank’s total loan portfolio.

     The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2004, loans on savings accounts totaled $252,000, or 0.2%, of the Bank’s total loan portfolio.

     Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in the case of First Federal, since all of the Bank’s consumer loans are secured loans.

     Loan Solicitation and Processing. First Federal’s loan originations are derived from a number of sources, including referrals by real estate agents, depositors and borrowers, walk-in customers, and advertisements in local media. Real estate loans are originated by First Federal’s salaried staff loan officers.

     Upon receipt of a loan application from a prospective borrower, a credit report and documentation is requested to verify specific information relating to the loan applicant’s employment, income credit standing, and any deposit to be used for a down payment. It is First Federal’s policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by First Federal. Appraisals are generally required on all purchase loans, all loans to refinance another lender and other loans at the loan committee’s discretion. A panel of qualified appraisers are approved by the Board annually, and management selects appraisers for specific jobs. Certain Bank employees perform inspections for construction financing and for transactions that do not require a full appraisal. Except when First Federal becomes aware of a particular risk of environmental contamination, First Federal generally does not obtain a formal environmental report on the real estate at the time a loan is made.

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

     The Bank’s loan committee analyzes a completed application and may approve or deny the loan if the loan is $275,000 or less and the property is a one-to-four family dwelling, the loan is $150,000 or less and the property is a church, or a home equity line of credit of $100,000 or less. Loans that do not conform to these criteria must be submitted to the Board of Directors for approval.

     It is First Federal’s policy to record a lien on the real estate securing a loan. The Bank generally does not require title insurance, although it may be required for loans made in certain programs. The Bank requires fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area. The Bank also requires an earthquake provision in all policies for new loans. A Bank employee is designated to constantly review and update insurance files.

     Loans to One Borrower. Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, and (4) the aggregate amount of loans made under this authority does not exceed 150% of the institution’s unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to $2.3 million at June 30, 2004. At that date, the Bank had no lending relationships in excess of the OTS’s loans-to-one-borrower limit.

     Interest Rates and Loan Fees. Interest rates charged by First Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and First Federal’s yield objectives. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the general supply of money in the economy, tax policies and governmental budget matters.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At June 30, 2004, First Federal had no loans classified as loss or doubtful and $756,000 of assets classified as substandard. At June 30, 2004, assets designated as special mention totaled $234,000.

     Management will continue to actively monitor First Federal’s asset quality and will establish loan loss reserves and will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     First Federal’s methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of First Federal’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in First Federal’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-offs and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Of the preceding factors, the level of the Bank’s allowance for loan and lease losses is most heavily influenced by the extremely low level of loan losses in recent years. In the past ten years, First Federal has experienced only one loss resulting from the sale of foreclosed property. That loss, which was approximately $20,000, was offset by a gain on property acquired from foreclosure from the same borrower. During the past ten years, the Bank has acquired a total of four properties through foreclosure. Management attributes its success to the type of lending that predominates its portfolio (one- to four-family residential mortgages), the stable economic environment of Frankfort, Kentucky, in which the Bank predominantly lends, and First Federal’s generally conservative underwriting policies. Allowances will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, First Federal would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value. Any portion of the outstanding loan balance in excess of fair value would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, under most circumstances a gain on sale of real estate would be recorded. If, upon ultimate disposition of the property, the net carrying value of the property exceeds the sales proceeds, a loss would be charged to operations. At June 30, 2004, First Federal had no real estate acquired through foreclosure.

     The following table sets forth an analysis of First Federal’s allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$82	$82
Loans charged off	—	—
Provision for loan losses	—	—

Balance at end of period	$82	$82

Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	June 30,
	2004		2003
		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
		(Dollars in thousands)
Real estate - mortgage:
Residential	$73	89.58%	$74	90.20%
Commercial	4	5.10	3	3.83
Real estate - construction	1	0.23	1	1.29
Consumer	4	5.09	4	4.68

Total allowance for loan losses	$82	100.0%	$82	100.0%

     The following table sets forth information with respect to First Federal’s non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below. For additional information concerning First Federal’s policy for placing loans on non-accrual status, see Note A(3) of the Notes to Consolidated Financial Statements included in this filing.

	June 30,
	2004	2003
Accruing loans which are contractually past due 90 days or more	$372	$251
Percentage of total loans	0.30%	0.20%
Percentage of total assets	0.27%	0.18%

     At June 30, 2004, the Bank had no loans which were not already classified as non-accrual, 90 days past due or restructured where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

Investment Activities

     First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. First Federal may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require First Federal to maintain an investment in FHLB of Cincinnati stock.

     First Federal makes investments in order to diversify its assets, manage cash flow, obtain yield and maintain the sufficient levels of liquid assets. The Bank currently maintains an investment portfolio consisting primarily of deposits in other financial institutions and mortgage-backed securities. Investment decisions generally are made by First Federal’s Investment Committee and approved by the Board of Directors. In the future, the Investment Committee may consider other investment options and investment strategies, including but not limited to FHLB Certificates of Deposit, U.S. Treasury issues, Federal agency issues, and U.S. Government agency issues.

     Mortgage-Backed Securities. First Federal also invests in traditional mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as First Federal. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of First Federal’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of First Federal.

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

     First Federal’s mortgage-backed securities portfolio consists primarily of newly-originated adjustable-rate mortgage-backed securities. At June 30, 2004, First Federal had $2.8 million, or 2.0% of total assets, in mortgage-backed securities. All of First Federal’s mortgage-backed securities are insured or guaranteed by FNMA and GNMA and have been designated as available for sale. As such, unrealized gains and losses are mortgage-backed securities are recognized through shareholders’ equity, net of tax effects.

     The following table sets forth the carrying value of the First Federal’s investment portfolio and FHLB stock at the dates indicated.

	June 30,
	2004	2003
	(Dollars in thousands)
Investment securities:
Interest-earning deposits and certificates of deposit	$2,100	$4,650
FHLB stock	2,941	2,827

Total investments	5,041	7,477
Mortgage-backed securities available for sale:
GNMA participation certificates	1,556	2,029
FNMA participation certificates	1,202	1,968

Total mortgage-backed securities available for sale	2,758	3,997

Total investments and mortgage-backed securities	$7,799	$11,474

     The following table sets forth information regarding the scheduled maturities, market value and weighted-average yields for First Federal’s investments, excluding FHLB stock, at June 30, 2004.

	At June 30, 2004
	One Year or Less		One to Five Years		More than 10 Years		Total Investment Portfolio
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Market	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
Investment Securities:
Interest-earning deposits and certificates of deposit	$2,100	2.09%	$—	—%	$—	—%	$2,100	$2,100	2.09%
Mortgage-backed securities	—	—	—	—	2,758	3.45	2,758	2,758	3.45

Total investments and mortgage-backed securities	$2,100		—		$2,758		$4,858	$4,858

For additional information, see Notes A-2 and B of the Notes to Consolidated Financial Statements included in the Annual Report.

Bank Owned Life Insurance

     In April, 2004, First Federal purchased several Bank Owned Life Insurance Policies totaling $2.0 million. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as the Bank’s defined retirement plan and health insurance plan. The lives of certain key bank employees are insured and First Federal is the sole beneficiary and would receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies; $500,000 was placed with each company. The design of the plan allows for the cash value of the policies to be designated as an asset of First Federal. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

     Bank owned life insurance is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by tangible property. Although great care was taken in selecting the insurance companies, the bond ratings and financial condition of these companies will be monitored on a quarterly basis. The failure of one of these companies could result in a significant loss to First Federal. Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not be increased in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by First Federal’s regulators. This asset is considered illiquid because, although the Bank may terminate the policies and receive the original premium plus all earnings, such an action would require the payment of federal income taxes on all earnings since the plan’s inception.

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of First Federal’s funds for lending and other investment purposes. In addition to deposits, First Federal derives funds from borrowings from the FHLB of Cincinnati, loan principal repayments, interest payments and maturing investments. FHLB advances are generally more costly than deposits but provide greater flexibility in terms and are more easily matched to the life of assets in the Bank’s portfolio. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions.

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

     First Federal’s policies are designed primarily to attract deposits from local residents through First Federal’s branch network rather than from outside First Federal’s market area. First Federal does not accept deposits from brokers due to their rate sensitivity. First Federal’s interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on First Federal’s liquidity requirements, the rates paid by First Federal’s competitors, First Federal’s growth goals and applicable regulatory restrictions and requirements.

     Savings deposits in First Federal at June 30, 2004 were represented by the various types of savings programs described below.

Interest	Minimum		Minimum	Balance in	Percentage of
Rate (1)	Term	Category	Amount	Thousands	Total Savings
1.00%	None	Passbook	$100	$10,077	13.43%
1.75%	None	Christmas Savings	N/A	178	0.24%
1.31%	None	NOW	300	2,908	3.88%
0.26%	None	Home Equity	N/A	12	0.02%
1.40%	None	Golden 50	300	3,368	4.49%
1.47%	None	Super NOW	1,000	1,243	1.66%
1.45%	None	MMDA	1,000	3,634	4.84%
—	None	Noninterest-bearing	300	471	0.62%

				21,891	29.18%
		Certificates of Deposit

1.00%	91-Days	Fixed Term, Fixed Rate	500	1,129	1.51%
1.19%	182-Days	Fixed-Term, Fixed Rate	500	3,594	4.79%
0.98%	9-month	Fixed-Term, Fixed Rate (2)	5,000	562	0.75%
1.85%	12-month	Fixed-Term, Fixed Rate	500	10,243	13.65%
1.85%	12-month	Variable IRA	100	2,527	3.37%
1.85%	12-month	Fixed-Term, Variable Rate	500	850	1.13%
2.76%	24-month	Fixed-Term, Variable Rate (3)	500	4,366	5.82%
2.60%	18-month	Fixed-Term, Fixed Rate	500	6,220	8.29%
2.56%	24-month	Fixed-Term, Fixed Rate	500	5,776	7.70%
2.87%	30-month	Fixed-Term, Fixed Rate	500	465	0.62%
3.93%	36-month	Fixed-Term, Fixed Rate	500	14,547	19.39%
4.28%	60-month	Fixed-Term, Fixed Rate	500	2,726	3.63%
4.48%	72-month	Fixed Term, Fixed Rate	500	129	0.17%

				53,134	70.82%

				$75,025	100.00%

(1)	Represents weighted-average interest rate.

(2)	Account holder may withdraw all or part of the account balance after 30 days.

(3)	Account holder has a one-time option to increase the interest rate to the rate offered by First Federal on a new 24-month certificate of deposit.

     The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

	Year Ended June 30,
	2004		2003
	Interest-		Interest-
	Bearing		Bearing
	Demand	Time	Demand	Time
	Deposits	Deposits	Deposits	Deposits
	(Dollars in thousands)
Average balance	$13,392	$52,704	$10,239	$55,278
Average rate	1.24%	2.96%	1.61%	3.68%

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at June 30, 2004.

Certificates
Maturity Period	of Deposit
(Thousands)
Three months or less	$1,925
Over three through six months	1,433
Over six through 12 months	2,324
Over 12 months	4,928

Total	$10,610

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal’s lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, First Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by a portion of First Federal’s mortgage loan portfolio. At June 30, 2004, First Federal had $43.7 million in advances outstanding from the FHLB of Cincinnati.

     The following table sets forth certain information regarding the borrowings outstanding of the Company and the Bank at the dates and for the periods indicated.

	At June 30
	2004	2003
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$43,718	$43,017

Weighted average rate paid on:
FHLB advances	5.83%	6.08%

	For the Year
	Ended June 30,
	2004	2003
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$46,755	$44,982
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	$1,720	$1,316
Approximate weighted average rate paid on: (1)
FHLB advances	5.85%	6.09%

(1)	Weighted-average computed by dividing total interest paid by average balance outstanding.

Subsidiary Activities

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2004, the Bank was authorized to invest up to $4.1 million in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. The Bank has one wholly owned subsidiary: Main Street Financial Services, Inc., a Kentucky corporation, was formed in fiscal 2002 to engage in the sales of non-deposit investment products to the Bank’s customers. The Office of Thrift Supervision announced in July 2003 that it would no longer oppose direct networking arrangements between banks and third-party broker/dealers, making the use of the subsidiary unnecessary. As such, future sale of non-deposit investment products and services will be accomplished through the Bank and the Bank has merged the operations of Main Street Financial Services, Inc., into those of the Bank in a manner similar to a pooling-of-interests.

Market Area

     First Federal currently conducts its business through three banking offices located in the City of Frankfort, Kentucky, which is located in the bluegrass region of central Kentucky in Franklin County and which is about 50 miles east of Louisville and 30 miles west of Lexington. The Bank’s primary lending area includes the Kentucky Counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending being originated on properties located in Franklin County.

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

Competition

     First Federal faces strong competition for deposits and loans. First Federal’s principal competitors for deposits are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area. Despite First Federal’s small size relative to the many and various other depository and lending institutions in its market area, First Federal usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County. Nevertheless, the level of competition in the Bank’s market area has limited to a certain extent the lending opportunities in the area.

Employees

     As of June 30, 2004, the Company and First Federal had 25 full-time employees, none of whom was represented by a collective bargaining agreement.

Regulation and Supervision

     General. As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. First Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to First Federal and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on First Federal and the Company.

     Holding Company Regulation. The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision (30) days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

     Federal Savings Institution Regulation

     Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2004, First Federal met each of its capital requirements.

     The following table presents First Federal’s capital position at June 30, 2004.

		Percent of
	Amount	Assets (1)
	(Dollars in thousands)
Tangible capital	$16,366	11.9%
Tangible capital requirement	2,072	1.5

Excess	$14,294	10.4%

Core capital	$16,366	11.9%
Core capital requirement	5,525	4.0

Excess	$10,841	7.9%

Risk-based capital	$16,488	23.0%
Risked-based capital requirement	5,713	8.0

Excess	$10,775	15.0%

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2004, Financing Corporation payments for Savings Association Insurance Fund members approximated basis points of assessable deposits.

     The total assessment paid by First Federal for fiscal 2004 (including the FICO assessment) was 1.55 basis points. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2004, First Federal maintained approximately 98.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, First Federal’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in First Federal’s latest quarterly thrift financial report. The assessments paid by First Federal for the fiscal year ended June 30, 2004 totaled $42,100.

     Transactions with Related Parties. First Federal’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by depository institution to their executive officers and directors in compliance with federal banking laws. Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

     Federal Home Loan Bank System. First Federal is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2004of $2.9 million.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, First Federal’s net interest income would likely also be reduced.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complied with the foregoing requirements as of June 30, 2004.

Taxation

     The Company files its tax return based on a fiscal year ending June 30. The Company, the Bank and the Bank’s wholly owned subsidiary will file consolidated tax returns for fiscal 2004.

     Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations. Prior to recent legislation, institutions such as First Federal which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into “qualifying real property loans,” which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the “experience method”) or a percentage of taxable income determined without regard to such deduction (the “percentage of taxable income method”).

     First Federal historically elected to use the percentage of taxable income method. Under such method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the “percentage bad debt deduction”) for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, no deduction was permitted in the event that less than 60% of the total dollar amount of the assets of an association fell within such categories.

     Earnings appropriated to an institution’s bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Legislation enacted in 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture could have been delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution’s residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Under such legislation, the Bank is required to recapture approximately $140,000 of its bad debt reserve. The Bank has provided deferred taxes on its post-1987 additions to its bad debt reserves and, as a result, the recapture provisions will have no effect on the Bank’s results of operations.

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

     Under provisions of the Revenue Reconciliation Act of 1993 (“RRA”), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period. Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the new rule.

State Income Taxation

     The Commonwealth of Kentucky imposes an annual franchise tax on federally or state chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky. The tax is 0.1% of taxable capital stock held as of January 1 each year. Taxable capital stock includes an institution’s undivided profits, surplus and general reserves plus savings accounts and paid-up stock less deductible items. Deductible items include certain exempt federal obligations and Kentucky municipal bonds. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital.

Item 2. Description of Property

     The following table sets forth information regarding First Federal’s offices at June 30, 2004.

			Book Value		Deposits at
	Year	Owned or	at June 30,	Approximate	June 30,
	Opened	Leased	2004	Square Footage	2004
	(Dollars in thousands)
Main Office:
216 West Main Street	1989	Owned	$1,015	14,400	$38,998
Frankfort, Kentucky 40601
Branch Offices:
East Branch	1971	Owned	123	1,800	20,639
1980 Versailles Road Frankfort, Kentucky 40601
West Branch	1975	Owned	154	2,480	17,099
1220 US 127 South Frankfort, Kentucky 40601

     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 2004 was $20,000.

     The book value of First Federal’s investment in premises and equipment totaled $1.5 million at June 30, 2004.

Item 3. Legal Proceedings

     From time to time, each of the Company and First Federal may be party to various legal proceedings incident to its business. At June 30, 2004, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     The following table lists the high and low bid information for the Company common stock and the cash dividends declared by the Company for the periods indicated. The Company’s common stock is quoted on the Nasdaq National Market under the symbol “FKKY.”

	Frankfort First
	Common Stock
	High	Low	Dividends
Fiscal 2004
Quarter ended June 30, 2004	$24.15	$20.99	$0.28
Quarter ended March 31, 2004	24.40	20.35	0.28
Quarter ended December 31, 2003	22.44	19.79	0.28
Quarter ended September 30, 2003	22.45	19.50	0.28
Fiscal 2003
Quarter ended June 30, 2003	$22.19	$17.22	$0.28
Quarter ended March 31, 2003	18.37	16.55	0.28
Quarter ended December 31, 2002	18.48	16.60	0.28
Quarter ended September 30, 2002	18.69	16.00	0.28

     The Company did not purchase any shares of its common stock during the fourth quarter of fiscal year 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

     The Company’s principal business, since July 7, 1995, has been that of First Federal. The principal business of First Federal consists of accepting deposits from the general public and investing these funds in loans secured by one- to four-family owner-occupied residential properties in First Federal’s primary market area. First Federal also invests in loans secured by non-owner occupied one-to four-family residential properties and some churches, professional office properties and multi-family residential properties located in First Federal’s primary market area. First Federal maintains an investment portfolio, which may include federal agency debt instruments, Federal Home Loan Bank stock, and certificates of deposit at the Federal Home Loan Bank and other federally insured financial institutions. First Federal has invested in some mortgage-backed securities. These are securitized by agencies of the federal government and, to date, have all had adjustable rates after an initial fixed period.

     First Federal’s net earnings are dependent primarily on its net interest income, which is the difference between interest income earned on its loan and investment portfolio and interest paid on interest-bearing liabilities. To a lesser extent, First Federal’s net earnings are also affected by the level of other income, such as service charges and other fees. In addition to net interest income, net earnings are also affected by the level of general, administrative and other expenses. Also impacting net earnings are competitive conditions in First Federal’s market area.

     The operations of First Federal and the entire thrift industry’s earnings are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds. First Federal’s deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities, and the levels of personal income and savings in First Federal’s market area.

Asset/Liability Management

     Net interest income, the primary component of First Federal’s net earnings, is derived from the difference or “spread” between the yield on interest-earning assets and the cost of interest-bearing liabilities. First Federal has sought to reduce its exposure to changes in interest rates by matching the effective maturities or repricing characteristics of its interest-sensitive assets with those of its liabilities. Management has emphasized the origination of adjustable-rate mortgages with rate adjustments indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. First Federal also offers fixed-rate mortgages, which are fully or partially funded with Federal Home Loan Bank advances. Management believes that advances allow First Federal to respond to customer demand while having more control over interest rate risk than is afforded through retail deposits. At June 30, 2004, first mortgage loans with adjustable rates represented 64.3% of First Federal’s mortgage loan portfolio. These loans have an initial fixed period ranging from one to five years. They adjust annually thereafter. Nearly all of First Federal’s adjustable-rate mortgage loans have an annual adjustment cap of one percent and a lifetime cap of five percent. In a rising interest rate environment, these caps may restrict the interest rates from increasing at the same pace that First Federal’s cost of funds also increase. In addition, some of the rates on adjustable-rate mortgages may already be at their lifetime caps or lifetime floors. First Federal currently expects to fund future loan originations from working capital, Federal Home Loan Bank advances, loan principal repayments and proceeds from deposit growth.

     First Federal’s Asset/Liability management program primarily involves monitoring of NPV through interest rate sensitivity analysis. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. Management monitors and considers methods of managing the rate sensitivity and repricing characteristics of balance sheet components in an effort to maintain acceptable levels of change in NPV and net interest income in the event of changes in prevailing market interest rates. Interest rate sensitivity analysis is used to measure First Federal’s interest rate risk by computing estimated changes in NPV that are a result of changes in the net present value of its cash flows from assets, liabilities, and off-balance sheet items. These changes in cash flow are estimated based on hypothetical instantaneous and permanent increases and decreases in market interest rates.

     As part of First Federal’s interest rate risk policy, the board of directors establishes maximum decreases in NPV given these assumed instantaneous changes in interest rates. First Federal’s exposure to interest rate risk is reviewed on a quarterly basis by the board of directors. If estimated changes to NPV would cause First Federal to fall below the “well-capitalized” level, the board will direct management to adjust its asset and liability mix to bring interest rate risk to a level which reflects the board’s goals.

     The following tables set forth the interest rate sensitivity of First Federal’s NPV as of June 30, 2004 and 2003 in the event of instantaneous and permanent increases and decreases in market interest rates, respectively. Due to the abnormally low prevailing interest rate environment at June 30, 2004 and 2003, NPV estimates are not made for decreases in interest rates of 2% and 3%. All market risk-sensitive instruments presented in these tables are held to maturity or available-for-sale. The Company has no trading securities.

	At June 30, 2004
	Net Portfolio			NPV as % of Portfolio
	Value (1)			Value of Assets (2)
Change			%	NPV Ratio	Basis Point
In Rates	Amount	$ Change	Change	(3)	Changes
	(Dollars in Thousands)
+300 bp	$8,431	$(8,362)	(50)%	6.60%	(556	)bp
+200 bp	11,526	(5,267)	(31)	8.77		(339)
+100 bp	14,336	(2,457)	(15)	10.63		(153)
0 bp	16,793	N/A	N/A	12.16		N/A
-100 bp	18,255	1,462	9	13.02		86

	At June 30, 2003
	Net Portfolio			NPV as % of Portfolio
	Value (1)			Value of Assets (2)
Change			%	NPV Ratio	Basis Point
In Rates	Amount	$ Change	Change	(3)	Changes
	(Dollars in Thousands)
+300 bp	$15,739	$(5,516)	(26)%	11.64%	(318	)bp
+200 bp	17,709	(3,546)	(17)	12.83		(199)
+100 bp	19,645	(1,610)	(8)	13.94		(88)
0 bp	21,255	N/A	N/A	14.82		N/A
-100 bp	22,099	844	4	15.21		39

(1)	Net portfolio value represents the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities.

(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(3)	NPV Ratio represents the net portfolio value divided by the present value of assets.

     The preceding tables indicate that at June 30, 2004 and 2003, in the event of a sudden and sustained increase in prevailing market interest rates, First Federal’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing interest rates, First Federal’s NPV would be expected to increase, although at current historically low interest rate levels such a decrease is highly unlikely. At all levels represented in the June 30, 2004 table, NPV after the rate increase or decrease would be above the “well-capitalized” level based on the current level of assets.

     NPV is calculated by the Office of Thrift Supervision using information provided by First Federal. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions First Federal may undertake in response to changes in interest rates.

     Certain shortcomings are inherent in this method of computing NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, which represent First Federal’s primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans in First Federal’s portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

Average Balance, Interest and Average Yields and Rates

     The following table sets forth certain information relating to First Federal’s average balance sheet and reflects an average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from monthly balances. Management does not believe that the use of monthly balances instead of daily balances has caused any material difference in the information presented.

     The table also represents information for the periods indicated with respect to the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution’s net interest income is its “net interest margin.” Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

	Year Ended June 30,
	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$125,678	$7,417	5.90%	$125,371	$8,398	6.70%
Investment securities (1)	10,787	276	2.56	12,109	254	2.10

Total interest-earning assets	136,465	7,693	5.64	137,480	8,652	6.29
Noninterest-earning assets	2,263			1,732

Total assets	$138,728			$139,212

Interest bearing liabilities:
Deposits	$75,034	1,849	2.46	$75,620	2,346	3.10
Borrowings	44,225	2,586	5.85	43,877	2,674	6.09

Total interest-bearing liabilities	119,259	4,435	3.72	119,497	5,020	4.20

Noninterest-bearing liabilities	1,559			1,553

Total liabilities	120,818			121,050
Shareholders’ equity	17,910			18,162

Total liabilities and shareholders’ equity	$138,728			$139,212

Net interest income		$3,258			$3,632

Interest rate spread			1.92%			2.09%

Net interest margin			2.39%			2.64%

Average interest-earning assets as a percentage of average interest- bearing liabilities			114.43%			115.05%

(1)	Includes interest-bearing deposits at other financial institutions.

Rate/Volume Analysis

     The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume), and (iii) total change. Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated proportionately between changes in rate and changes in volume.

	Year Ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
		(In Thousands)
Interests/Income:
Loans receivable	$21	$(1,002)	$(981)
Investment securities (1)	(22)	44	22

Total interest-earning assets	(1)	(958)	(959)
Interest expense:
Deposits	(18)	(479)	(497)
Borrowings	22	(110)	(88)

Total interest-bearing liabilities	4	(589)	(585)

Change in net interest income	$(5)	$(369)	$(374)

(1)	Includes interest-earning deposits at other financial institutions.

Critical Accounting Policies

     Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements presented in this filing, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses.

     Management believes the allowance for loan losses is a critical accounting policy that required the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimated loss and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of future losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of allowance for loan losses in note A-5 to the Company consolidated financial statements included in this filing for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

Comparison of Financial Condition at June 30, 2004 and 2003

     Assets. The Company’s total assets changed very little from $138.3 million at June 30, 2003 to $138.1 million at June 30, 2004, a $200,000 difference. There were no significant changes in the composition of the Company’s assets as loans receivable-net increased slightly from $124.6 million at June 30, 2003 to $125.3 million at June 30, 2004, an increase of $700,000. In recent years, the Company’s loans receivable had been declining, but as the low-interest rate cycle continued during the fiscal year ended June 30, 2004, the Company was able to maintain and slightly increase its loan portfolio. The Company was generally able to maintain its strategy of emphasizing the origination of adjustable-rate mortgages over fixed-rate mortgages.

     The Company’s allowance for loan losses remained constant at $82,000 at June 30, 2004 and 2003. The allowance represented approximately 0.07% of total assets and 22.0% of nonperforming assets at June 30, 2004. Nonperforming assets at June 30, 2004 and 2003 were $372,000 and $280,000, respectively, and consisted of loans past due 90 days or more but still accruing ($372,000 and $251,000, respectively) as well as real estate acquired in settlement of loans-net ($0 and $29,000, respectively). Of the nonperforming assets at June 30, 2004, five loans totaling $232,000 (62.6% of total nonperforming assets) were secured by single-family owner-occupied residences at a loan-to-value ratio below 80% based on the appraisals of the property made at the time the loans were originated. One loan totaling $40,000 (10.7% of total nonperforming assets) was secured by a single-family residence at a loan-to-value ratio greater than 80% but on which the Company had secured private mortgage insurance. Two loans to the same borrower and secured by the same single-family residence on which the loan-to-value ratio exceeded 80% (but was less than 90%) totaled $100,000 (26.7% of total nonperforming assets).

     Liabilities. The Company’s total liabilities increased slightly from $120.3 million at June 30, 2003 to $120.6 million, a change of $266,000. Deposits decreased by $597,000 or 0.8% while advances from the Federal Home Loan Bank increased by $701,000 or 1.6%.

     Shareholders’ Equity. Shareholders’ equity decreased $484,000 or 2.7% from $18.0 million at June 30, 2003 to $17.5 million at June 30, 2004. The decrease was primarily due to the Company’s dividends paid or accrued during the year, which exceeded net earnings. Book value per share was $13.83 at June 30, 2004 compared to $14.35 at June 30, 2003.

Comparison of Operating Results for the Years Ended June 30, 2004 and 2003

     Net Earnings. Net earnings decreased by $362,000 or 27.5%, declining from $1.3 million for the fiscal year ended June 30, 2003 to $953,000 for the fiscal year ended June 30, 2004. The decrease was mostly attributable to a decrease in net interest income of $374,000 and to an increase in general, administrative, and other expense of $183,000.

     Net Interest Income. Net interest income decreased by $374,000 or 10.3% to $3.3 million for the year ended June 30, 2004 and was the result of declining interest income, which declined at a faster pace than interest expense. Between the periods, interest income decreased by $959,000 while interest expense decreased by only $585,000.

     Interest Income. Interest income totaled $7.7 million for the fiscal year ended June 30, 2004, a decrease of $959,000 or 11.1% compared to the fiscal year ended June 30, 2003. The decrease was primarily related to a decrease in interest income from loans, which decreased by $981,000 or 11.7% from $8.4 million for the fiscal year ended June 30, 2003 to $7.4 million for the fiscal year ended June 30, 2004.

     Management believes that, generally, rates paid on short-term investments and deposits are less than the rates that can be earned on mortgage loans and prefers to use excess funds to either make new loans or reduce advances. As such, the investment emphasis during the fiscal year ended June 30, 2004 was on loans and management expects that emphasis to continue.

     The decline in interest income was caused by the continuing decrease in the rates earned on the Company’s assets, particularly mortgage loans. The weighted average yield earned on the Company’s assets decreased 65 basis points from 6.29% for the fiscal year ended June 30, 2003 to 5.64% for the fiscal year ended June 30, 2004 mostly as a result of borrowers refinancing their loans and to new loans originated at lower rates. Management believes that while margin compression is affecting many financial institutions, the Company’s earnings may have been impacted to a greater extent as management has continued to adhere to its longstanding techniques for managing interest rate risk, such as emphasizing investment in adjustable-rate mortgages as opposed to purchasing or originating higher-yielding fixed-rate investments. While this currently exacerbates the margin compression, such techniques should prove to be beneficial as market interest rates rise.

     Interest Expense. Interest expense decreased from $5.0 million for the year ended June 30, 2003 to $4.4 million for the year ended June 30, 2004, a decrease of $585,000 or 11.7%. The decrease was due primarily to a decrease in the interest paid on deposits, which decreased $497,000 or 21.2% to $1.8 million for the year ended June 30, 2004. The decrease in the interest paid on deposits was primarily attributable to a decrease in the average rate paid on deposits from year to year. The average rate paid on deposits decreased 64 basis points from 3.10% in fiscal 2003 to 2.46% in fiscal 2004. Interest expense from Federal Home Loan Bank advances decreased slightly to $2.6 million for the fiscal year ended June 30, 2004, a decrease of $88,000 or 3.3%. In general, rates paid on Federal Home Loan Bank advances are greater than rates paid on deposits. Management believes that, when compared to other sources of funds, Federal Home Loan Bank advances offer plans and terms that can be more easily matched to characteristics of the Company’s interest-earning assets. This strategy may be altered as market conditions affect the terms, rates, and availability of retail deposits.

     It is generally considered that during the upcoming fiscal year, market rates will continue to increase, but the speed and certainty of that increase is not predictable. It is likely that the yield on First Federal’s loan portfolio could continue to decline during the initial period that market rates are increasing, due to continued repricing caused by refinancing and interest rate adjustments and to greater reluctance of borrowers with low interest rates to sell their homes or to refinance to higher rates. It is likely that the cost of deposits could increase at a faster pace than the yield on loans as the terms of most time deposit accounts have shortened considerably in the last few years as depositors have chosen shorter maturities in order to be able to react to higher rates. For these reasons, it is possible that First Federal’s interest rate spread could be compressed further as market rates increase.

     Provision for Losses on Loans. The Company had no provision for losses on loans for the fiscal years ended June 30, 2004 and 2003. The Company’s allowance for loan losses remained constant at $82,000. Management believed, on the basis of its analysis of the risk profile of the Company’s assets, that it was appropriate to leave the allowance for loan losses at that level. In determining the appropriate provision, management considers a number of factors, including specific loans in the Company’s portfolio, real estate market trends in the Company’s market area, economic conditions, interest rates, and other conditions that may affect a borrower’s ability to comply with repayment terms. There can be no assurance that the allowance for loan losses (see “Comparison of Financial Condition at June 30, 2004 and 2003 — Assets” above) will be adequate to cover losses on nonperforming assets in the future.

     Other Operating Income. Other operating income decreased from $71,000 for the year ended June 30, 2003 to $69,000 for the year ended June 30, 2004, a decrease of $2,000 or 2.8%. Other operating income is generally comprised of service charges and fees charged on loan and deposit accounts.

     General, Administrative and Other Expense. General, administrative and other expense increased $183,000 or 10.7% from $1.7 million for the year ended June 30, 2003 to $1.9 million for the year ended June 30, 2004. The increase was due primarily to an increase in employee compensation and benefits, which increased $184,000 or 18.9% to $1.2 million for the fiscal year ended June 30, 2004. This increase was primarily due to increases in the Company’s pension expense and other expenses associated with employee compensation and benefits.

     Income Tax. The provision for federal income taxes decreased by $197,000 or 29.1% due primarily to a $559,000 or 28.0% decrease in pretax earnings year to year. The effective income tax rate for the year ended June 30, 2004 was 33.5% compared to 34.0% for the year ended June 30, 2003.

     Dividends. On September 14, 2001, the Company announced a dividend policy whereby it will begin to pay a quarterly cash dividend of $0.28 per share, per quarter, payable on the 15th day of the month following the end of each quarter, to shareholders of record as of the last business day of each quarter. Although the board of directors has adopted this policy, the future payment of dividends is dependent upon the Company’s financial condition, earnings, equity structure, capital needs, regulatory requirements, and economic conditions. During the year ended June 30, 2004, the Company paid dividends totaling $1.4 million.

     Stock Repurchase. The Company has utilized stock repurchase programs to increase earnings per share, increase the Company’s return on equity, and to attempt to improve the market liquidity in the Company’s stock. During the fiscal year ended June 30, 2004, the Company did not have a repurchase program in place and did not repurchase any shares of its stock. However, during the fiscal year just ended 34,629 shares of stock options were exercised by the exchange of 22,124 previously outstanding shares. The Company’s board and management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs, although it is not expected that the Company will engage in any stock repurchase activity pending the outcome of the proposed acquisition by First Federal of Hazard.

Liquidity and Capital Resources

     Since July 7, 1995, the Company has had no business other than that of First Federal and investment of the portion of the net conversion proceeds retained by the Company. Management believes that dividends that may be paid from First Federal to the Company will provide sufficient funds for its future operations, including the servicing of any debt which may exist. The Company’s primary sources of liquidity are dividends paid by First Federal. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to the Company. At June 30, 2004, First Federal exceeded all regulatory minimum capital requirements.

     First Federal’s primary sources of funds are (i) cash generated from operations, (ii) deposits, (iii) principal repayments on loans, and (iv) advances from the Federal Home Loan Bank. As reflected in the consolidated statements of cash flows of the Company’s consolidated financial statements included in this filing, net cash flow provided by operating activities for fiscal years 2004 and 2003 was $1.1 million and $890,000, respectively.

     Net cash used in investing activities was $692,000 for fiscal year 2004 while net cash used in investing activities for fiscal year 2003 was $35,000. Amounts of cash provided by or used by investing activities fluctuate from period to period primarily as a result of the volume of principal repayments on loans and loan disbursements.

     Net cash used in financing activities was $1.3 million and $3.6 million for fiscal years 2004 and 2003, respectively.

     The primary investing activity of First Federal is the origination of mortgage loans. During the years ended June 30, 2004 and 2003, First Federal originated loans of $30.6 million and $28.7 million, respectively. Other investing activities may include investment in Federal agency issues, Federal Home Loan Bank certificates of deposit and insured certificates of deposit in other institutions. First Federal may in the future consider other investing activities that may provide higher yields. The primary financing activity of First Federal is the attraction of savings deposits, though First Federal has somewhat reduced its reliance on deposits as a source of funds in recent periods due to the competitive conditions in First Federal’s market area.

     First Federal is required to maintain sufficient liquidity to ensure its safe and sound operation. In the past First Federal has had to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision regulations. This requirement was based upon a percentage of deposits and short-term borrowings. The required minimum ratio at June 30, 2000 was 4.0%. However, the requirement, which may be changed at the direction of the Office of Thrift Supervision depending upon economic conditions and deposit flows, was changed in 2001, when the Office of Thrift Supervision issued an interim final rule eliminating the requirement that each savings association maintain an average daily balance of liquid assets of at least 4% of its liquidity base. First Federal’s average daily liquidity during June 2004 and 2003 was 8.7% and 16.1%, respectively. Historically, management maintained a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. In recent years, however, management has sought to maintain a lower level of liquidity in order to minimize interest expense. The result of such action could adversely affect net earnings in future periods. Should significant demands for cash occur, First Federal has access to immediately available short-term Federal Home Loan Bank advances. At June 30, 2004, First Federal had a borrowing capacity of $47.1 million from the Federal Home Loan Bank. See “—Comparison of Financial Condition at June 30, 2004 and 2003” and “– Comparison of Financial Condition at June 30, 2003 and 2002” above.

     First Federal’s most liquid asset is cash held in interest-bearing demand and overnight deposit accounts at the Federal Home Loan Bank. The level of cash available at any point in time is dependent on First Federal’s operating, financing and investing activities during any given period. At June 30, 2004 and 2003, cash and cash equivalents totaled $1.1 million and $2.0 million, respectively.

     Commitments and Contractual Obligations

     On June 30, 2004, First Federal had $2.3 million in commitments to originate one- to four-family residential mortgages, $7.9 million in unused lines of credit on one- to four-family dwelling units and $206,000 in unused lines of credit on nonresidential real estate, as well as undisbursed construction loans of $112,000. Certificates of deposit due within one year of June 30, 2004 totaled $32.1 million, or 42.8% of total deposits. If these deposits do not remain with us, we might be required to seek other sources of funds, including other certificates of deposit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2005. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     The following table sets forth our contractual obligations and loan commitments as of June 30, 2004.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
			(In thousands)
Federal Home Loan Bank advances	$43,718	$3,220	$1,233	$9,581	$29,684

Total contractual obligations	$43,718	$3,220	$1,233	$9,581	$29,684

One- to four-family residential real estate	$2,318	$2,318	$—	$—	$—
Unused lines of credit	8,153	8,153	—	—	—
Undisbursed loans	112	112	—	—	—

Total commitments	$10,583	$10,583	$—	$—	$—

Off-Balance Sheet Arrangements

     As of the date of this filing, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. First Federal does have commitments to originate loans in the ordinary course of business, as disclosed above. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Impact of Inflation and Changing Prices

     The consolidated financial statements of the Company and notes thereto, presented in this filing, have been prepared in accordance with accounting principles generally accepted in the United States of America, which required the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased costs of the Company’s operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Item 7. Financial Statements

     The consolidated financial statements are incorporated by reference into this Form 10-KSB from Exhibit 99.1 of this Form 10-KSB. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30 2004 and 2003
Consolidated Statements of Earnings for the years ended June 30, 2004 and 2003
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003
Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report with the exception of the matter discussed below, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of fiscal year 2004, the Company was in the process of converting its third-party data processing services. In connection with the conversion, segregation of access capabilities was not fully implemented until September 2004. The Company’s registered independent public accountants have advised the Company that the lack of segregated access capability during the conversion process is defined as a significant deficiency under the auditing literature.

Item 8B. Other Information

     None.

PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     The Company’s board of directors consists of eight directors, of which six are independent directors. The board of directors is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

     Information regarding the nominees for election at the annual meeting, as well as information regarding the continuing directors whose terms expire in 2005 and 2006, is provided below. Unless otherwise stated, each nominee has held his current occupation for the last five years. The age indicated in each nominee’s biography is as of June 30, 2004. The indicated period for service as a director includes service as a director of First Federal.

     The following directors have terms expiring in 2004:

     Charles A. Cotton, III is retired, having served as the Commissioner of the Department of Housing, Building & Construction of the Commonwealth of Kentucky from 1981 to January 2000. He is the past President and a director of the National Conference of States on Building Codes and Standards. He is also a past member of the YMCA of Frankfort board of directors, a past board member of Galileons Home, President of the St. Vincent de Paul Society of Frankfort, and President of the Coalition of Committed Christians Homeless Shelter and Soup Kitchen. Age 66. Director since 1974.

     Danny A. Garland has been an employee of the Bank since 1975. Mr. Garland has served as President and Chief Executive Officer of First Federal and Vice President and Secretary of the Company since 1995. Mr. Garland recently served on the Board of the Kentucky Bankers Association and is past President of the Kentucky Thrift Foundation. He also serves on the board of the Kentucky Book Fair, is past President of the Frankfort Area Chamber of Commerce and is a member of the Frankfort Optimist Club, the Bluegrass Striders, and the Frankfort Board of Realtors. He is a former Frankfort City Commissioner, former President of the Frankfort Red Cross Chapter, and a past Chairman of the Multiple Sclerosis Community Leaders Luncheon and received the Don C. Hulette Memorial Award from that organization. He has also coached several youth basketball and baseball teams in Frankfort. Age 59. Director since 1981.

     The following directors have terms ending in 2005:

     David R. Harrod is a certified public accountant and is a principal of Harrod and Associates, P.S.C., a Frankfort, Kentucky-based accounting firm. Mr. Harrod graduated from the University of Kentucky in 1981 with a Bachelor’s of Science Degree in accounting. He has 22 years of experience in public accounting. He has served or is currently serving as a board member and officer on the Frankfort-Franklin County Area Chamber of Commerce, and the Franklin County Industrial Development Authority, and has served on various committees with the Kentucky Society of CPA’s of which he is a member. Mr. Harrod is also a member of the American Institute of Certified Public Accountants (“AICPA”) as well as a member of the AICPA’s Division of CPA Firms. Age 45. Director since 2003.

     William C. Jennings has been an employee of First Federal since 1963. Between 1980 and 1998, Mr. Jennings served as President and Chief Executive Officer of First Federal. Mr. Jennings serves as Chairman of the Board of the Company and First Federal. From June 1995 through December 2000, Mr. Jennings also served as President and Chief Executive Officer of the Company. Mr. Jennings is the father of Don D. Jennings who serves as President and Chief Executive Officer of the Company and Executive Vice President of First Federal. Age 68. Director since 1973.

     C. Michael Davenport is an auctioneer, builder, developer, real estate broker, and serves as President and CEO of Davenport Broadcasting, Inc., which operates radio station WKYL 102.1 FM, and of C. Michael Davenport, Inc., which is involved in a variety of real estate activities. He currently serves on the Frankfort/Franklin County Planning and Zoning Commission. He is a co-founder of L.I.F.E. House for Animals, a no-euthanasia adoption facility. He is currently a member of the Frankfort Home Builders Association and the Kentucky History Center Board of Directors and has served previously on the boards of P.U.S.H., the Kentucky Youth Association, the Franklin County Humane Society, and the Frankfort Area Chamber of Commerce. He has served as national director of the Home Builders and is a past president of the Frankfort Area Chamber of Commerce. Age 45. Director since 1996.

     The following directors have terms ending in 2006:

     William M. Johnson is a self-employed attorney in Frankfort, Kentucky. He serves on the board of directors of the YMCA of Frankfort, the Franklin County Development Corporation, and the Frankfort Cemetery. Mr. Johnson is a member of the Kentucky Chamber of Commerce, serves on the board of trustees of the Kentucky Bar Center Headquarters and is Secretary of the Capital City Performing Arts Foundation. Age 67. Director since 1984.

     Frank McGrath is the retired President of Frankfort Lumber Company. He also serves as a member of the Lawrenceburg First Christian Church. Age 78. Director since 1973.

     Herman D. Regan, Jr. served as Chairman of the Board and President of Kenvirons, Inc., a civil and environmental engineering consulting firm, from 1975 until his retirement in August, 1994. He is a registered professional engineer, a member of the Kentucky Society of Professional Engineers and the National Society of Professional Engineers. Mr. Regan is a past director of the Baptist Health Care Systems and is a member of the Kentucky-Tennessee Water Environment Federation, the National Water Environment Federation, the American Public Works Association, the First Baptist Church of Frankfort, Kentucky and the University of Kentucky Alumni Association. Age 75. Director since 1988.

Audit Committee

     The Company’s Board of Directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Frankfort First Audit Committee consists of Messrs. Cotton, Davenport, Harrod, McGrath and Regan, each of whom is an “independent director” as defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers, Inc.

Executive Officers Who Are Not Also Directors

     Don D. Jennings has been the President and Chief Executive Officer of the Company since 2000 and Executive Vice President, director and Secretary of First Federal since 1998, prior to which Mr. Jennings served as Compliance Officer of First Federal since 1993. He has been employed by First Federal since 1991. He serves as Treasurer of Frankfort/Franklin County CrimeStoppers. Age 39.

     R. Clay Hulette has been Vice President, Treasurer and Chief Financial Officer of the Company since 2000. He also serves as Vice President of First Federal at which he has been employed since 1997. He is a Certified Public Accountant and is also licensed to sell certain insurance and investment products which he does on behalf of First Federal. Age 42.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of the Company’s executive officers and directors has complied with applicable reporting requirements for transactions in the Company’s common stock during the fiscal year ended June 30, 2004.

Policy for Ethical Behavior for Employees

     Since 2003, the Company has had a Policy for Ethical Behavior for Employees. The Policy for Ethical Behavior for Employees is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. The Policy for Ethical Behavior for Employees requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Policy for Ethical Behavior for Employees, directors, executive officers and employees are expected and encouraged to report any conduct that they believe in good faith to be an actual or apparent violation of the Policy for Ethical Behavior for Employees.

     Copies of the Company’s Policy for Ethical Behavior for Employees are available to any person without charge, upon request. To receive a copy of these policies, please submit your written request to Corporate Secretary, Frankfort First Bancorp, Inc. 216 W. Main Street, P.O. Box 535, Frankfort, Kentucky 40602 – 0535.

Audit Committee Financial Expert

     The board has determined that David R. Harrod is an “audit committee financial expert” and is “independent” as those terms are defined by the Securities Exchange Commission.

Compensation of Directors

     Each director of First Federal receives a fee of $600 per month and a fee of $100 for attendance at meetings of committees on which they serve; however, directors are not paid such fee for committee meetings that take place immediately before or after regularly scheduled board meetings.

     The Company and First Federal have a deferred compensation plan for directors and certain officers. Each year, a director may elect to defer payment of all or part of the director’s fees for that year until some point in the future or until the individual ceases to be a director. Interest is accrued on the deferred amount at the First Federal one-year CD rate or based on the performance of the Company’s common stock. Payment of the deferred amount may be made to the director or to his or her beneficiary. In addition, directors are eligible to receive options under the Company’s 1995 Stock Option and Incentive Plan. No options were granted to directors during the year ended June 30, 2004.

Item 10. Executive Compensation

     Summary Compensation Table. The following information is furnished for the Chief Executive Officer and all other executive officers of the Company and First Federal employed during the fiscal year by the Company and First Federal who received salary and bonus in excess of $100,000 during fiscal 2004. These persons are sometimes referred to in this proxy statement as the “named executive officers.”

					Long Term
		Annual Compensation			Compensation
				Other	Securities
	Fiscal			Annual	Underlying	All Other
Name and Principal Positions	Year	Salary	Bonus	Compensation(1)	Options	Compensation
Don D. Jennings	2004	$80,000	$0	$7,200	0	$0
President and Chief Executive Officer	2003	80,000	0	$7,200	0	0
of the Company and Executive Vice	2002	60,000	0	$7,200	0	0
President; Director and Secretary of First Federal

(1)	“Other Annual Compensation” represents director’s fees.

     Employment Agreement with Company President. First Federal has entered into an employment agreement with Don D. Jennings, President of the Company and Executive Vice President of First Federal. In this capacity, Mr. Jennings oversees all operations of First Federal and implements the policies adopted by the Company’s board of directors. The board of directors believes that Mr. Jennings’ employment agreement assures fair treatment of Mr. Jennings in relation to his career with First Federal by assuring him of some financial security. The Company has entered into a guaranty agreement with Mr. Jennings whereby the Company agrees that, to the extent permitted by law, it will be jointly and severally liable with First Federal for payment of all amounts due under the employment agreement.

     Mr. Jennings’ employment agreement, effective as of June 30, 2004, provides for a term of three years, with an annual base salary for Mr. Jennings of $80,000. On each anniversary date from the date of commencement of Mr. Jennings’ employment agreement, the term of his employment will be extended for an additional one-year period beyond the then-effective expiration date, upon a determination by the board of directors, which has no personal interest in the employment agreement, that Mr. Jennings has met the required performance standards. The employment agreement provides that the Board will review Mr. Jennings’ salary not less often than annually. Mr. Jennings may also participate in any discretionary bonus plans, retirement and medical plans, and he may receive customary fringe benefits, vacation and sick leave and reimbursement for reasonable out-of-pocket expenses. Mr. Jennings’ employment agreement will terminate upon death or disability. First Federal may terminate the employment agreement for “just cause,” as defined in the agreement. Mr. Jennings receives no severance benefits upon his termination for just cause. If First Federal terminates Mr. Jennings’ employment without just cause, then he receives continued salary and benefits from the date of termination through the remaining term of his employment agreement, plus an additional 12-month period. If Mr. Jennings’ terminates employment due to “disability” (as defined in the employment agreement), he will receive his salary and benefits for (1) any period during the term of the employment agreement and prior to the establishment of Mr. Jennings’ “disability” during which he is unable to work, and (2) any period of “disability” prior to his termination of employment. If Mr. Jennings dies during the term of his employment agreement, his estate receives his salary through the end of the month of his death. Severance benefits payable to Mr. Jennings (or to his estate) will be paid in a lump sum or in installments, as he (or his estate) elects. Mr. Jennings may voluntarily terminate his employment agreement by providing 90 days’ written notice to First Federal’s board of directors, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

     Mr. Jennings’ employment agreement provides that, if Mr. Jennings involuntarily terminates employment for reasons other than just cause within one year after a change in control of First Federal or the Company, he receives a lump sum payment equal to the difference between (1) 2.99 times his “base amount,” under Section 280G(b)(3) of the Internal Revenue Code, and (2) the sum of any other “parachute payments,” as defined under Section 280G(b)(2) of the Internal Revenue Code. The agreement provides for a similar lump sum payment in the event of Mr. Jennings’ voluntary termination of employment within a 30-day period beginning with the date of a change in control, or upon his termination of employment under circumstances equivalent to a constructive discharge (as defined in the agreement). The aggregate payments that would be made to Mr. Jennings assuming his termination of employment under the foregoing circumstances would be approximately $196,966. However, effective July 15, 2004, Mr. Jennings’ employment agreement was amended to provide that neither the execution of the merger agreement with First Federal Savings and Loan Association of Hazard nor the consummation of a merger with First Federal Savings and Loan Association of Hazard would constitute a change in control entitling Mr. Jennings to a severance benefit under the employment agreement.

     Under the terms of Mr. Jennings’ employment agreement, he agrees not to engage in any business or other activity contrary to the business interests of First Federal. The agreement also provides for reimbursement of Mr. Jennings’ legal and other expenses should he prevail over the Company and First Federal in a legal dispute. In addition, the Company and First Federal agree to indemnify Mr. Jennings and to arrange for insurance coverage for indemnification purposes.

Pension Plan

     First Federal maintains the FIRF Pension Trust (the “Pension Plan”), a multi-employer plan for the benefit of all employees who are at least 21 years of age and have completed one year of service. A participant becomes fully vested after six years of service or upon attaining age 65, regardless of completed years of service.

     The following table illustrates annual pension benefits at age 65 under the Pension Plan at various levels of compensation and years of service, assuming 100% vesting of benefits. All retirement benefits illustrated in the table below are without regard to any Social Security benefits to which a participant might be entitled.

	Years of Service
Average Compensation	15	20	25	30	35
$ 20,000	$3,750	$5,000	$6,250	$7,500	$8,750
40,000	7,500	10,000	12,500	15,000	17,500
60,000	11,250	15,000	18,750	22,500	26,250
80,000	15,000	20,000	25,000	30,000	35,000
100,000	18,750	25,000	31,250	37,500	43,750

     Participants in the Pension Plan will receive an annual benefit based on average salary and years of service at the time of retirement, which is not subject to offset for social security payments. Average salary for purposes of determining a participant’s benefit consists of salary only, exclusive of overtime, bonuses and other special payments. At June 30, 2004, Don D. Jennings had 13 years of credited service under the Pension Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

     The following table provides information as of September 15, 2004, with respect to persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

			Number of
			Shares That
			May Be Acquired	Percent of
	Number of Shares		Within 60 Days by	Common Stock
Name and Address of Beneficial Owner	Owned		Exercising Options	Outstanding
T. Rowe Price Associates, Inc.	88,300	(1)	—	6.97%
100 E. Pratt Street Baltimore, Maryland 21202
Dimensional Fund Advisors, Inc.	77,400	(2)	—	6.11
1299 Ocean Avenue, 11th Floor Santa Monica, California 90401
William C. Jennings	52,593	(3)	50,126	7.80
Chairman of the Board 216 West Main Street Frankfort, Kentucky 40602
Don D. Jennings	12,440		—	0.98
President and Chief Executive Officer 215 West Main Street Frankfort, Kentucky 40602
Danny A. Garland	31,598	(4)	43,158	5.71
Vice President and Secretary 216 West Main Street Frankfort, Kentucky 40602

(1)	This information is based of the Amended Schedule 13G filed on February 5, 2004 by T. Rowe Price Associates, Inc. (“Price Associates”). These securities are owned by various individual and institutional investors for whom Price Associates serves as investment adviser with the power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(2)	This information is based on the Amended Schedule 13G filed on February 6, 2004 by Dimensional Fund Advisors, Inc. (“Dimensional”). Dimensional is an investment advisor which furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the shares and for purposes of the reporting requirements of the Securities and Exchange Act of 1934, Dimensional is deemed to be a beneficial owner of such securities; however, Dimensional expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)	Includes 21,133 shares beneficially owned by Mr. Jennings’ spouse.

(4)	Includes 419 shares beneficially owned by Mr. Garland’s spouse’s IRA.

(5)	Includes stock held in joint tenancy; stock owned as tenants in common; stock owned or held by a spouse or other member of the individual’s household; stock allocated through certain employee benefit plans of the Company; and stock in which the individual otherwise has either sole or shared voting and/or investment power.

(b)	Security Ownership of Management

     The following table provides information as of September 15, 2004 about the shares of common stock of the Company that may be considered to be beneficially owned by each director of the Company and by the Company’s Chief Executive Officer and by all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.

		Number of
		Shares That
	Number of	May Be Acquired	Percent of
	Shares Owned	Within 60 Days by	Common Stock
Name	(excluding options)	Exercising Options	Outstanding(1)
Directors
Charles A. Cotton, III	4,518	8,551	1.02%
C. Michael Davenport	20,000	4,747	1.95
Danny A. Garland	31,598	43,158	5.71
William C. Jennings	52,593	50,126	7.80
Frank McGrath	8,824	3,544	—
Herman D. Regan, Jr.	20,690	12,368	2.58
David R. Harrod	235	—	—
William M. Johnson	5,690	12,368	1.41
Named Executive Officers who are not also Directors
Don D. Jennings (2)	12,440	—	—
All directors and executive officers as a group (10 persons) (3)	158,701	134,862	20.95

*	Indicates ownership of less than 1.0%.

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 1,266,613 shares of the Company’s common stock outstanding as of September 15, 2004 and assumes the exercises by the shareholder or group of all stock options held by such shareholder or group and exercisable within 60 days.

(2)	Don D. Jennings is the son of William C. Jennings.

(3)	Includes stock held in joint tenancy; stock owned as tenants in common; stock owned or held by a spouse or other member of the individual’s household; stock allocated through certain employee benefit plans of the Company; and stock in which the individual otherwise has either sole or shared voting and/or investment power.

(c)	Changes in Control

     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans

     On January 7, 2003 the Board of Directors of the Company adopted a Junior Officer Recognition Plan (“JORP”) to reward, recognize, and retain certain officers of the Company and/or the Bank. The plan was designed for those officers below the senior officer level. Awards are in the form of Company stock. A maximum of 2,000 shares may be awarded which are to vest over a five year period. A total of 8,000 shares are allotted to this plan. Awards of 4,000 shares have been made under the Plan. Under the terms of the Agreement of Merger by and between First Federal of Hazard and the Company, the Company may not issue any additional awards under its compensation plans including the JORP. The plan was not proposed to the stockholders for their approval because, given the de minimis number of shares granted under the plan, no stockholder approval was required under any applicable laws, regulations or the Nasdaq rules. The following table sets forth certain information with respect to the Company’s equity compensation plans.

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	147,230	$13.83	79,226
Equity compensation plans not approved by security holders	4,000	N/A	4,000 (1)

Total	151,230	13.83	83,226

(1)   Shares issuable pursuant to the Company’s Junior Officer Recognition Plan. For information regarding this plan see “Management of Frankfort First – Benefit Plans – Junior Officer Recognition Plan.”

Item 12. Certain Relationships and Related Transactions

     Periodically, First Federal may engage in lending transactions with its officers and directors, as well as entities associated with such persons. Such transactions are made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to such persons do not involve more than the normal risk of collectibility or present other unfavorable features.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
2.3	Agreement of Merger between First Federal Savings and Loan Association of Hazard and Frankfort First Bancorp, Inc. (1)
3.1	Certificate of Incorporation of Frankfort First Bancorp, Inc.(2)
3.2	Bylaws of Frankfort First Bancorp, Inc.(2)
4.1	Form of Stock Certificate of Frankfort First Bancorp, Inc.(2)
10.1	Stock Option and Incentive Plan (1)
10.2	Employment Agreement between First Federal and Don D. Jennings, as amended †
10.3	Guaranty Agreement between Frankfort First Bancorp, Inc. and Don D. Jennings †
10.4	Employment Agreement between First Federal and R. Clay Hulette, as amended †
10.5	Guaranty Agreement between Frankfort First Bancorp, Inc. and R. Clay Hulette †
10.6	Employment Agreement between First Federal and Danny A. Garland, as amended †
10.7	Guaranty Agreement between Frankfort First Bancorp, Inc. and Danny A. Garland †
10.8	Employment Agreement between First Federal and Teresa Kuhl, as amended †
10.9	Guaranty Agreement between Frankfort First Bancorp, Inc. and Teresa Kuhl †
10.10	Frankfort First Bancorp, Inc. Junior Officer Recognition Plan †
10.11	Deferred Compensation Plan (2) †
10.12	Trust Agreement Relating to Employment Agreements and Deferred Compensation Plan (2) †
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99.1	Consolidated Financial Statements and Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference from Exhibit 2.1 to Registrant’s Form 8-K, filed with the SEC on July 16, 2004 (SEC File No. 0-26360)

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on From S-1 (Registration Statement No. 33-83968)

(†)	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2004:

Date of Report	Item(s) Reported	Financial Statements Filed
April 26, 2004	7,12	N/A

Item 14. Principal Accountant Fees and Services

     Grant Thornton LLP was the Company’s independent certified public auditors for the fiscal years ended June 30, 2004 and 2003. The following table sets forth the fees billed to the Company for the fiscal years ending June 30, 2004 and June 30, 2003 by Grant Thornton LLP:

	2004		2003
Audit Fees	$37,275		$32,585
Audit-Related Fees	—		—
Tax Fees(1)	1,340		1,300
All other fees	950	(2)	2,375	(3)

(1)	Consists of tax filings and tax-related compliance and other advisory services.

(2)	Consists of services related to employee benefit plans.

(3)	Consists of services related to Form S-8 and strategic planning matters.

     The Audit Committee will consider on a case-by-case basis and, if appropriate, approve all audit and nonaudit services to be provided by the Company’s independent auditors.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKFORT FIRST BANCORP, INC.

September 24, 2004	By:	/s/ Don Jennings

Don Jennings President and Chief Executive Officer (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don Jennings	September 24, 2004

President and Chief Executive Officer
(Principal Executive Officer)

/s/ William C. Jennings	September 24, 2004

Chairman of the Board

/s/ R. Clay Hulette	September 24, 2004

R. Clay Hulette
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Danny A. Garland	September 24, 2004

Danny A. Garland
Vice President and Director

/s/ Charles A. Cotton	September 24, 2004

Charles A. Cotton, III
Director

/s/ David R. Harrod	September 24, 2004

David R. Harrod
Director

/s/ William M. Johnson	September 24, 2004

William M. Johnson
Director

/s/ Frank McGrath	September 24, 2004

Frank McGrath
Director

/s/ Herman D. Regan, Jr.	September 24, 2004

Herman D. Regan, Jr.
Director

/s/ C. Michael Davenport	September 24, 2004

C. Michael Davenport
Director