Form 10KSB/A
period 2004-06-30
FRANKFORT FIRST BANCORP INC
filed 2004-11-12
CIK 930182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

INDEX

PAGE
PART I
Item 1. Description of Business	3
Item 2. Description of Property	25
PART II
Item 6. Management’s Discussion and Analysis or Plan of Operation	26
Item 7. Financial Statements	36
PART III
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13. Exhibits and Reports on Form 8-K	40
SIGNATURES
EX-2.3 AMENDED AND RESTATED AGREEMENT OF MERGER
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

	Year Ended June 30,
	2004	2003
	(In thousands)
Originations
Real estate loans:
One-to four-family	$21,789	$21,008
Other leases	2,044	1,392
Construction loans	1,428	1,638
Consumer loans:
Home equity line of credit	5,262	4,599
Savings account loans	63	85

Total loans originated	$30,586	$28,722
Principal repayments	(29,341)	(35,737)
Loan sold	(613)	—
Increase (decrease) in other items, net (1)	34	431
Net increase (decrease)	$666	$(6,584)

(1)	Other items consist of amortization of deferred loan origination fees, transfers to real estate acquired through foreclosure and the reorganization and amortization of mortgage servicing rights.

     Other than loan participations purchased for purposes of community investment which have been repaid at June 30, 2004, the Bank has not in recent years purchased or sold any loans. The Bank does not expect to make any purchases of loans in the foreseeable future. The Bank has entered into a new program in which new fixed-rate mortgages may be sold to the FHLB of Cincinnati, with servicing retained by the Bank. During fiscal 2004 the Bank sold $613,000 fixed-rate mortgages into this program.

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

     First Federal began originating adjustable-rate residential mortgage loans in the early 1980s. Since that time, most one-to four-family mortgage loans originated by the Bank have been adjustable-rate loans with an initial fixed term of one, three, or five years. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes (“NACR”). The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points.

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

     The following table sets forth information with respect to First Federal’s non-performing assets at the dates indicated. At these dates, First Federal did not have any non-accrual loans or any restructured loans within the meaning of SFAS No. 15. All loans 90 days or more past due are secured by residential property for all periods in the table below. For additional information concerning First Federal’s policy for placing loans on non-accrual status, see Note A(5) of the Notes to Consolidated Financial Statements included in this filing.

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
	(Dollars in thousands)
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
(In thousands)
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

	At June 30,
	2004	2003
	(Dollars in thousands)
Amounts outstanding at end of period:
Federal Home Loan Bank advances	$43,718	$43,017

Weighted average rate paid on:
Federal Home Loan Bank advances	5.83%	6.08%

	For the Year
	Ended June 30,
	2004	2003
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
Federal Home Loan Bank advances	$46,755	$44,982
Approximate average short-term borrowings outstanding with respect to:
Federal Home Loan Bank advances	$1,720	$1,316
Approximate weighted average rate paid on: (1)
Federal Home Loan Bank advances	5.85%	6.09%

(1)	Weighted-average computed by dividing total interest paid by average balance outstanding.

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

Item 2. Description of Property

     The following table sets forth information regarding First Federal’s offices at June 30, 2004.

			Book Value	Deposits at
	Year	Owned or	at June 30,	June 30,	Approximate
	Opened	Leased	2004	2004	Square Footage
	(Dollars in thousands)
Main Office:
216 West Main Street	1989	Owned	$1,015	$38,998	14,400
Frankfort, Kentucky 40601
Branch Offices:
East Branch	1971	Owned	123	20,639	1,800
1980 Versailles Road Frankfort, Kentucky 40601
West Branch	1975	Owned	154	17,099	2,480
1220 US 127 South Frankfort, Kentucky 40601

     The net book value of the Automatic Teller Machines buildings located at the East and West Branches at June 30, 2004 was $20,000.

     The book value of First Federal’s investment in premises and equipment totaled $1.5 million at June 30, 2004.

PART II

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

	At June 30, 2004
	Net Portfolio			NPV as % of Portfolio
	Value (1)			Value of Assets (2)
Change			%	NPV Ratio	Basis Point
In Rates	Amount	$ Change	Change	(3)	Changes
	(Dollars in Thousands)
+300 bp	$8,431	$(8,362)	(50)%	6.60%	(556	) bp
+200 bp	11,526	(5,267)	(31)	8.77		(339)
+100 bp	14,336	(2,457)	(15)	10.63		(153)
0 bp	16,793	—	—	12.16		—
-100 bp	18,255	1,462	9	13.02		86

	At June 30, 2003
	Net Portfolio			NPV as % of Portfolio
	Value (1)			Value of Assets (2)
Change			%	NPV Ratio	Basis Point
In Rates	Amount	$ Change	Change	(3)	Changes
	(Dollars in Thousands)
+300 bp	$15,739	$(5,516)	(26)%	11.64%	(318	) bp
+200 bp	17,709	(3,546)	(17)	12.83		(199)
+100 bp	19,645	(1,610)	(8)	13.94		(88)
0 bp	21,255	—	—	14.82		—
-100 bp	22,099	844	4	15.21		39

(1)	Net portfolio value represents the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities.

(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(3)	NPV Ratio represents the net portfolio value divided by the present value of assets.

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

		Year Ended June 30,
		2004			2003
	Weighted
	Average			Average			Average
	Rate as of	Average		Yield/	Average		Yield/
	June 30, 2004	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	5.69%	$125,678	$7,417	5.90%	$125,371	$8,398	6.70%
Investment securities (1)	3.20	10,787	276	2.56	12,109	254	2.10

Total interest-earning assets	5.54	136,465	7,693	5.64	137,480	8,652	6.29
Noninterest-earning assets		2,263			1,732

Total assets		$138,728			$139,212

Interest bearing liabilities:
Deposits	2.25	$75,034	1,849	2.46	$75,620	2,346	3.10
Borrowings	5.83	44,225	2,586	5.85	43,877	2,674	6.09

Total interest-bearing liabilities	3.57	119,259	4,435	3.72	119,497	5,020	4.20

Noninterest-bearing liabilities		1,559			1,553

Total liabilities		120,818			121,050
Shareholders’ equity		17,910			18,162

Total liabilities and shareholders’ equity		$138,728			$139,212

Net interest income			$3,258			$3,632

Interest rate spread	1.97%			1.92%			2.09%

Net interest margin				2.39%			2.64%

Average interest-earning assets as a percentage of average interest- bearing liabilities				114.43%			115.05%

(1)	Includes interest-bearing deposits at other financial institutions.

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

	Year Ended June 30, 2004 vs. 2003

	Increase (Decrease) due to

	Volume	Rate	Total

	(In thousands)

Interest/Income:

Loans receivable	$21	$(1,002)	$(981)

Investment securities(1)	(22)	44	22

Total interest-earning assets	(1)	(958)	(959)

Interest expense:

Deposits	(18)	(479)	497

Borrowings	22	110	88

Total interest-bearing liabilities	4	589	585

Change in net interest income	$(5)	$(369)	$(374)

(1)	Includes interest-earning deposits at other financial institutions.

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

     First Federal will consider increasing the allowance for loan losses if certain specific local market factors become apparent, or if the Bank adopts significant changes in underwriting policies or the types of loans originated. Specifically, if management finds that the number and level of assets to be classified as “doubtful” (as defined by OTS regulation) rises significantly, a corresponding significant increase in the allowance would be recorded. Otherwise, given current market and economic conditions in First Federal’s lending area and in the Bank’s underwriting policies, management’s experience in the last 15 years has been that losses on loans that become delinquent are rare and minimal and can be adequately covered by the current level of the allowance. Nationally, management will watch for issues that may negatively affect a significant percentage of homeowners in the Bank’s lending area. These may include significant increases in unemployment or significant inflation in home prices. Management reviews employment statistics periodically when determining the allowance for losses and generally finds the unemployment rate in the Bank’s lending area to be lower than in many other geographic regions. Management also believes that the housing stock in its lending area has risen steadily but not dramatically in the last several decades. Given the aforementioned indicators of economic stability, management does not foresee in the near term, any significant increases in the allowance for loan losses related to economic factors. Finally, management has no current plans to alter the type of lending or collateral currently offered, but if such plans change or market conditions result in large concentrations of certain types of loans, such as commercial real estate or high loan-to-value ratio residential loans, management would respond with an increase in the overall allowance for loan losses.

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

     First Federal is required to maintain sufficient liquidity to ensure its safe and sound operation. In the past First Federal has had to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision regulations. This requirement was based upon a percentage of deposits and short-term borrowings. The required minimum ratio at June 30, 2000 was 4.0%. However, the requirement, which may be changed at the direction of the Office of Thrift Supervision depending upon economic conditions and deposit flows, was changed in 2001, when the Office of Thrift Supervision issued an interim final rule eliminating the requirement that each savings association maintain an average daily balance of liquid assets of at least 4% of its liquidity base. First Federal’s average daily liquidity during June 2004 and 2003 was 8.7% and 16.1%, respectively. Historically, management maintained a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. In recent years, however, management has sought to maintain a lower level of liquidity in order to minimize interest expense. The result of such action could adversely affect net earnings in future periods. Should significant demands for cash occur, First Federal has access to immediately available short-term Federal Home Loan Bank advances. At June 30, 2004, First Federal had a borrowing capacity of $47.1 million from the Federal Home Loan Bank. See “—Comparison of Financial Condition at June 30, 2004 and 2003” above.

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

Impact of Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133’s conclusions, were considered by the Board to be preferable; amends SFAS No. 133’s discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

     The guidance in Statement 149 is generally effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date.

     Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Association’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

     SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to Frankfort First). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, without material effect on Frankfort First’s financial statements.

     In December 2003, the FASB issued FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46(R) apply to existing entities in the first fiscal year ending after December 15, 2004. Frankfort First does not have any variable interest entities, therefore the adoption of FIN 46(R) had no effect on Frankfort First’s financial statements.

     In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-01 “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” EITF 03-01 requires that unrealized losses on investment securities that are deemed other-than-temporary be recorded as an adjustment to operations. The Statement applies both to securities designated as held to maturity and those designated as available for sale. EITF 03-01 provides that unrealized losses may be viewed as other-than-temporary as a result not only due to deterioration of the credit quality of the issuer, but due to changes in the interest rate environment as well. An investor must be able to demonstrate the positive ability and intent to hold such securities until a forecasted recovery takes place or until maturity of the security. EITF 03-01 requires separate disclosure related to unrealized losses for securities that have been in an unrealized loss position for a period of less than twelve months and for those that have been in an unrealized loss position for a period greater than twelve months, for financial statements issued for years ending after December 15, 2003. The loss recognition provisions of other-than-temporary losses under EITF 03-01 are effective September 30, 2004. It is management’s belief that, given Frankfort First’s liquidity position, and assuming no credit quality concerns, EITF 03-01 will have no material effect on Frankfort First’s financial statements.

     In March 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions, including stock option grants, using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. Issuance of the final standards and adoption by Frankfort First, post-reorganization, would be expected to result in recognition of compensation expense for the effect of stock option grants in future periods.

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

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plans (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	147,230	$13.83	79,226
Equity compensation plans not approved by security holders	4,000 (1)	N/A	4,000 (1)

Total	151,230	13.83	83,226

(1)   Shares awarded or issuable pursuant to the Company’s Junior Officer Recognition Plan.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
2.3	Amended and Restated Agreement of Merger between First Federal Savings and Loan Association of Hazard and Frankfort First Bancorp, Inc. (1)
3.1	Certificate of Incorporation of Frankfort First Bancorp, Inc. (2)
3.2	Bylaws of Frankfort First Bancorp, Inc.(2)
4.1	Form of Stock Certificate of Frankfort First Bancorp, Inc. (2)
10.1	Stock Option and Incentive Plan (2)
10.2*	Employment Agreement between First Federal and Don D. Jennings, as amended †
10.3*	Guaranty Agreement between Frankfort First Bancorp, Inc. and Don D. Jennings †
10.4*	Employment Agreement between First Federal and R. Clay Hulette, as amended †
10.5*	Guaranty Agreement between Frankfort First Bancorp, Inc. and R. Clay Hulette †
10.6*	Employment Agreement between First Federal and Danny A. Garland, as amended †
10.7*	Guaranty Agreement between Frankfort First Bancorp, Inc. and Danny A. Garland †
10.8*	Employment Agreement between First Federal and Teresa Kuhl, as amended †
10.9*	Guaranty Agreement between Frankfort First Bancorp, Inc. and Teresa Kuhl †
10.10*	Frankfort First Bancorp, Inc. Junior Officer Recognition Plan †
10.11	Deferred Compensation Plan (2) †
10.12	Trust Agreement Relating to Employment Agreements and Deferred Compensation Plan (2) †
21*	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99.1	Consolidated Financial Statements and Notes to Consolidated Financial Statements

*	Previously filed

(1)	The following schedules to the Merger Agreement are omitted and the Company agrees to supplementally furnish a copy of any omitted schedules to the Commission upon request.

SCHEDULES

4.1	Subsidiaries
4.3	Capitalization
4.6	Frankfort First Existing Liens
4.7	Litigation
4.8	Accounting, Books and Records
4.9	Absence of Certain Changes
4.10	Buildings and Equipment
4.11	Frankfort First Existing Contracts
4.12	Investment Securities
4.13	Contingent and Undisclosed Liabilities
4.14	Insurance Policies
4.15	Employee Benefit Plans
4.16	Violations of Law
4.17	Brokers
4.18	Taxes
4.19	Real Estate
4.22	Labor Matters
4.23	Indebtedness
4.24	Permits
4.29	Environmental Protection

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on From S-1 (Registration Statement No. 33-83968)

(†)	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2004:

Date of Report	Item(s) Reported	Financial Statements Filed
April 26, 2004	7,12	N/A

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKFORT FIRST BANCORP, INC.

November 9, 2004	By:	/s/ Don Jennings

Don Jennings President and Chief Executive Officer (Principal Executive Officer)