Form 10QSB
period 2004-09-30
FRANKFORT FIRST BANCORP INC
filed 2004-11-15
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 0-26360

Frankfort First Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	61-1271129

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

216 West Main Street, Frankfort, Kentucky	40602

(Address of principal executive offices)	(Zip Code)

(502) 223-1638

(Issuer’s telephone number, including area code)

Check whether the issuer filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2004: 1,266,613

Page 1 of 16 pages

Frankfort First Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	September 30,	June 30,
	2004	2004
ASSETS
Cash and due from banks	$548	$1,122
Interest-bearing deposits in other financial institutions	617	—

Cash and cash equivalents	1,165	1,122
Certificates of deposit in other financial institutions	2,100	2,100
Mortgage-backed securities available for sale - at market	2,506	2,758
Loans receivable - net	123,743	125,262
Office premises and equipment - at depreciated cost	1,482	1,496
Federal Home Loan Bank stock - at cost	2,973	2,941
Accrued interest receivable on loans	309	303
Accrued interest receivable on investments and interest-bearing deposits	21	11
Bank-owned life insurance	2,035	2,016
Prepaid expenses and other assets	242	109

Total assets	$136,576	$138,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$73,797	$75,025
Advances from the Federal Home Loan Bank	43,444	43,718
Advances by borrowers for taxes and insurance	453	307
Accrued interest payable	18	19
Accrued federal income taxes	379	294
Deferred federal income taxes	277	243
Other liabilities	799	998

Total liabilities	119,167	120,604
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 3,750,000 shares authorized, $.01 par value; 1,672,443 shares issued	17	17
Additional paid-in capital	5,918	5,918
Retained earnings - restricted	17,924	18,068
Less 405,830 shares of treasury stock-at cost	(6,350)	(6,350)
Less shares acquired for stock benefit plan	(87)	(87)
Other comprehensive income, unrealized losses on securities designated as available for sale - net of related tax effects	(13)	(52)

Total shareholders’ equity	17,409	17,514

Total liabilities and shareholders’ equity	$136,576	$138,118

Book value per share	$13.74	$13.83

Frankfort First Bancorp, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended September 30,
(In thousands, except per share data)

	2004	2003
Interest income
Loans	$1,779	$1,889
Investment securities	29	40
Interest-bearing deposits and other	33	34

Total interest income	1,841	1,963
Interest expense
Deposits	422	515
Borrowings	647	657

Total interest expense	1,069	1,172

Net interest income	772	791
Provision for losses on loans	—	—

Net interest income after provision for losses on loans	772	791
Other operating income	52	12
General, administrative and other expense
Employee compensation and benefits	325	258
Occupancy and equipment	43	38
Franchise and other taxes	26	25
Data processing	31	28
Other operating	92	74

Total general, administrative and other expense	517	423

Earnings before income taxes	307	380
Federal income taxes
Current	57	136
Deferred	41	(7)

Total federal income taxes	98	129

NET EARNINGS	$209	$251

Earnings Per Share
Basic	$0.17	$0.20

Diluted	$0.16	$0.19

Frankfort First Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended September 30,
(In thousands)

	2004	2003
Net earnings	$209	$251
Other comprehensive losses, net of tax:
Unrealized gain and (loss) on securities, net of $21 tax expense in 2004 and $13 tax benefits in 2003	39	(25)

Comprehensive income	$248	$226

Accumulated comprehensive loss	$(13)	$(19)

Frankfort First Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30,
(In thousands)

	2004	2003
Cash flows from operating activities:
Net earnings for the period	$209	$251
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of discounts and premiums on loans, investments, and mortgage-backed securities, net	6	8
Amortization of deferred loan origination fees	(3)	(20)
Depreciation and amortization	23	19
Provision for losses on loans	—	—
Federal Home Loan Bank stock dividends	(32)	(28)
Noncash compensation expense	—	4
Mortgage loans originated for sale	(178)	—
Proceeds from sale of mortgage loans	1,333	—
Increase (decrease) in cash due to changes in:
Accrued interest receivable	(16)	(20)
Prepaid expenses and other assets	(152)	24
Accrued interest payable	(1)	—
Other liabilities	(199)	50
Federal income taxes
Current	85	133
Deferred	13	(3)

Net cash provided by operating activities	1,088	418
Cash flows provided by (used in) investing activities:
Principal repayments on mortgage-backed securities	306	382
Loan principal repayments	5,588	10,077
Loan disbursements	(5,221)	(10,524)
Purchase of office premises and equipment	(9)	(5)

Net cash provided by (used in) investing activities	664	(70)
Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	(1,228)	470
Proceeds from Federal Home Loan Bank advances	3,100	—
Repayment of Federal Home Loan Bank advances	(3,374)	(368)
Advances by borrowers for taxes and insurance	146	128
Dividends paid on common stock	(353)	(351)

Net cash used in financing activities	(1,709)	(121)

Net increase in cash and cash equivalents	43	227
Cash and cash equivalents at beginning of period	1,122	2,028

Cash and cash equivalents at end of period	$1,165	$2,255

Frankfort First Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended September 30,
(In thousands)

	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$70	$—

Interest on deposits and borrowings	$1,070	$1,172

Supplemental disclosure of noncash investing activities:
Origination of loans upon sale of real estate acquired through foreclosure	$—	$40

Unrealized gain (loss) on securities designated as available for sale, net of related tax effects	$39	$(25)

Supplemental disclosure of noncash financing activities:
Dividends declared but unpaid	$353	$350

Issuance of shares under stock option plan in exchange for previously issued shares	$—	$104

Frankfort First Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended September 30, 2004 and 2003

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, statements of comprehensive income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the “Company”) and First Federal Savings Bank of Frankfort (the “Bank”). All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,266,613 and 1,254,690 for the three month periods ended September 30, 2004 and 2003, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company’s stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,330,766 and 1,313,887 for the three month periods ended September 30, 2004 and 2003, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 64,153 and 59,197 for the three month periods ended September 30, 2004 and 2003, respectively. As of September 30, 2004, the Company had 147,230 stock options outstanding of which 142,483 had an exercise price of $13.80 per share and 4,747 had an exercise price of $14.91 per share.

(4) STOCK OPTION PLAN

     The Board of Directors adopted the Frankfort First Bancorp, Inc. 1995 Stock Option and Incentive Plan (the “Plan”) which provided for the issuance of 261,085 (adjusted) shares of authorized, but unissued shares of common stock at fair value at the date of grant. The Company had initially granted options to purchase shares at an adjusted fair value of $13.80 per share. The Plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the grant.

     The Company accounts for the Plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro forma disclosure requirements for net earnings and earnings per share are not applicable to the three month periods ended September 30, 2004 and 2003, as no options were granted during those periods and options previously granted had fully vested prior to July 1, 2001.

     A summary of the status of the Company’s stock option plan as of September 30, 2004 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:

	Three months ended		Year ended
	September 30,		June 30,
	2004		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of period	147,230	$13.84	181,859	$13.83	181,859	$13.83
Granted	—	—	—	—	—	—
Exercised	—	—	(34,629)	13.80	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of period	147,230	$13.84	147,230	$13.84	181,859	$13.83

Options exercisable at period-end	147,230	$13.84	147,230	$13.84	181,859	$13.83

The following information applies to options outstanding at September 30, 2004:

Number outstanding	147,230
Range of exercise prices	$13.80 - $14.91
Weighted-average exercise price	$13.84
Weighted-average remaining contractual life	1.25 years

(5) CRITICAL ACCOUNTING POLICIES

     Allowance for Losses on Loans: It is the Company’s policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions in the Company’s primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan’s carrying value. Lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

     The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral.

     A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company’s investment in multi-family and nonresidential loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

     Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Management’s Discussion and Analysis

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

General

     The principal business of the Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four family owner-occupied residential properties in the Bank’s primary market area. The Bank also originates loans secured by non-owner occupied one-to-four family residential properties, churches, professional office real estate, multi-family, home equity lines of credit, second mortgages and share loans. The Bank also maintains an investment portfolio which may include FHLB stock, FHLB certificates of deposit, U.S. Government Agency-issued bonds, mortgage-backed securities and other investments.

Comparison of Financial Condition at September 30, 2004 and June 30, 2004

     Assets: The Company’s total assets were $136.6 million at September 30, 2004, a decrease of $1.5 million or 1.1% from the June 30, 2004 level. The decrease in total assets was primarily attributable to a decrease in the Company’s loans receivable. Loans receivable-net decreased $1.5 million or 1.2% to $123.7 million at September 30, 2004. During the three months ended September 30, 2004, the Company sold $1.3 million in fixed rate mortgage loans, compared to $613,000 in the three months ended June 30, 2004-the first period in which the Company had sold any mortgage loans. Management believes that such loan sales contributed to the decrease in the level of loans receivable, but that such sales were prudent in light of anticipated increases in market interest rates in the coming months.

     Liabilities: The Company’s total liabilities decreased $1.4 million or 1.2% from $120.6 million at June 30, 2004 to $119.2 million at September 30, 2004. Deposits decreased $1.2 million or 1.6% from $75.0 million at June 30, 2004 to $73.8 million at September 30, 2004. FHLB advances decreased $274,000 or 0.6% to $43.4 million at September 30, 2004.

     Shareholders’ Equity: Shareholders’ equity was $17.4 million at September 30, 2004, a decrease of $105,000 or 0.6% compared to June 30, 2004. The decrease in book value per share is attributable to the excess of dividends over earnings for the three month period ended September 30, 2004. (See “Dividends”)

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

     Net Earnings: The Company’s net earnings decreased $42,000 or 16.7% to $209,000 for the three month period ended September 30, 2004 compared to 2003. The decrease in net earnings was primarily attributable to an increase in general, administrative and other expense. The Company’s basic earnings per share decreased $0.03 or 15.0% from $0.20 per share for the three month period ended September 30, 2003 to $0.17 per share for the comparable 2004 period. The Company’s diluted earnings per share also decreased $0.03 per share or 15.8% to $0.16 per share for the three month period just ended compared to $0.19 for the three month period ended September 30, 2003.

     Net Interest Income: Net interest income was $772,000 for the three month period ended September 30, 2004 a decrease of $19,000 or 2.4% compared to $791,000 for the three month period ended September 30, 2003. While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income compared to the decrease in interest expense.

     Interest Income: Interest income decreased $122,000 or 6.2% to $1.8 million for the three month period ended September 30, 2004. The decrease was related primarily to a decrease in interest income from loans, which decreased $110,000 or 5.8%, to $1.8 million for the three month period recently ended. The average yield on loans decreased from 6.80% for the three months ended September 30, 2003, to 5.71% for the three months ended September 30, 2004, a difference of 109 basis points. Also contributing to the decrease in interest income was a decrease in interest income from investment securities, which decreased $11,000 or 27.5% from period to period.

     Interest Expense: Interest expense decreased $103,000 or 8.8% to $1.1 million for the three month period ended September 30, 2004. This decrease was primarily due to a decrease in interest expense on deposits, which decreased $93,000 or 18.1% to $422,000 for the three month period ended September 30, 2004. The decrease in interest expense on deposits was attributable primarily to a decrease in the average rate paid on deposits, which decreased 45 bps to 2.27% for the three month period ended September 30, 2004. Also contributing to the decrease in the interest expense on deposits was a decrease in the average outstanding balance of deposits which decreased $1.5 million or 1.9% to $74.4 million for the period ended September 30, 2004, compared to the comparable 2003 period. Interest expense on FHLB advances decreased $10,000 or 1.5% to $647,000 for the three month period ended September 30, 2004, compared to the same period in 2003.

     It is difficult to predict what interest rates will do in the future. If market interest rates increase, the Company’s cost of deposits will increase as well, and may increase faster than the yield generated by the loan and investment portfolio, resulting in decreased net income.

     General, Administrative, and Other Expenses: General, administrative, and other expense increased $94,000 or 22.2% to $517,000 for the three month period ended September 30, 2004. The increase was due primarily to a $67,000 or 26.0% increase in employee compensation and benefits, which resulted from a variety of factors associated with employee compensation and the benefits afforded the Company’s personnel, including lower deferred costs associated with a lower number of loans originated during the quarter just ended compared to last year’s quarter. To a lesser extent, benefit costs contributed to the overall increase.

     Dividends: Under its dividend policy announced on September 14, 2001, the Company declared a dividend of $0.28 per share to shareholders of record at September 30, 2004, payable on October 15, 2004. At September 30, 2004, the Company had recorded dividends payable of $353,000 for the payment of a dividend on October 15, 2004.

     Stock Repurchases: The Company has utilized stock repurchase programs to increase earnings per share, increase the Company’s return on equity, and to attempt to improve the market liquidity in the Company’s stock. During the three month period ended September 30, 2004, the Company did not have a repurchase program in place and did not repurchase any shares of its stock. The Company’s Board and Management continue to believe in the potential positive effects of a repurchase strategy and will continue to evaluate market conditions along with other possible uses of capital in determining the authorization of future repurchase programs, although it is not expected that the Company will engage in any stock repurchase activity pending the outcome of the proposed acquisition by First Federal Savings and Loan Association of Hazard.

     Liquidity: The Company maintains sufficient liquid assets to meet its short-term obligations as they become due in the ordinary course of business. In addition to its cash and cash equivalents the Company has additional borrowing capacity with the Federal Home Loan Bank of approximately $25.5 million. Of that additional borrowing capacity, the Company maintains a $10.0 million line of credit with the Federal Home Loan Bank of which $2.3 million had been drawn at September 30, 2004.

Item 3. Controls and Procedures

     As of the end of the period covered by this report, Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     In connection with its audit of the Company’s consolidated financial statements for the year ended June 30, 2004, the Company’s independent auditors identified a control deficiency wherein during the Company’s conversion of its third party data processing servicer, segregation of access capabilities was not fully implemented until August 2004. This control deficiency allowed certain employees to have access that allowed them to originate, alter or approve transactions that were not compatible with their duties or responsibilities. Although the Company had in place various detection controls, the independent auditors considered the situation a significant deficiency in internal control. Except for the segregation of access capabilities implemented during the three months ended September 30, 2004, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that have materially affected or are reasonably likely to affect the Company’s financial statements as presented.

PART II.

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31 - Rule 13a-14 Certifications

Exhibit 32 - Section 1350 Certification

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKFORT FIRST BANCORP, INC.

Date: November 12, 2004	/s/ Don D. Jennings

Don D. Jennings
President

/s/ R. Clay Hulette

R. Clay Hulette
Vice President and Treasurer
(Principal Financial and Accounting
Officer)