Form 10QSB
period 2004-12-31
FRANKFORT FIRST BANCORP INC
filed 2005-02-14
CIK 930182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number:  0-26360

Frankfort First Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	61-1271129

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

216 West Main Street, Frankfort, Kentucky	40602

(Address of principal executive offices)	(Zip Code)

(502) 223-1638

(Issuer’s telephone number, including area code)

Check whether the issuer filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 11, 2005: 1,273,981

Frankfort First Bancorp, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31, 2004	June 30, 2004

ASSETS
Cash and due from banks	$432	$1,122
Interest-bearing deposits in other financial institutions	293	—

Cash and cash equivalents	725	1,122
Certificates of deposit in other financial institutions	100	2,100
Mortgage-backed securities available for sale - at market	2,298	2,758
Loans receivable - net	122,149	125,262
Office premises and equipment - at depreciated cost	1,472	1,496
Federal Home Loan Bank stock - at cost	3,004	2,941
Accrued interest receivable on loans	276	303
Accrued interest receivable on investments and interest-bearing deposits	7	11
Bank-owned life insurance	2,056	2,016
Prepaid expenses and other assets	250	109

Total assets	$132,337	$138,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$71,984	$75,025
Advances from the Federal Home Loan Bank	41,713	43,718
Advances by borrowers for taxes and insurance	—	307
Accrued interest payable	16	19
Accrued federal income taxes	248	294
Deferred federal income taxes	322	243
Other liabilities	884	998

Total liabilities	115,167	120,604
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 3,750,000 shares authorized, $.01 par value; 1,672,443 shares issued	17	17
Additional paid-in capital	5,925	5,918
Retained earnings - restricted	17,751	18,068
Less 407,738 and 405,830 shares of treasury stock-at cost, respectively	(6,431)	(6,350)
Less shares acquired for stock benefit plan	(82)	(87)
Other comprehensive loss, unrealized losses on securities designated as available for sale - net of related tax effects	(10)	(52)

Total shareholders’ equity	17,170	17,514

Total liabilities and shareholders’ equity	$132,337	$138,118

Book value per share	$13.58	$13.83

Frankfort First Bancorp, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,

	2004	2003	2004	2003

Interest income
Loans	$3,531	$3,753	$1,752	$1,864
Investment securities	55	80	26	40
Interest-bearing deposits and other	67	63	34	29

Total interest income	3,653	3,896	1,812	1,933
Interest expense
Deposits	840	993	418	478
Borrowings	1,283	1,306	636	649

Total interest expense	2,123	2,299	1,054	1,127

Net interest income	1,530	1,597	758	806
Provision for losses on loans	—	—	—	—

Net interest income after provision for losses on loans	1,530	1,597	758	806
Other operating income	89	25	37	13
General, administrative and other expense
Employee compensation and benefits	668	556	343	298
Occupancy and equipment	90	80	47	42
Franchise and other taxes	53	51	27	26
Data processing	62	56	31	28
Other operating	177	172	85	98

Total general, administrative and other expense	1,050	915	533	492

Earnings before income taxes	569	707	262	327
Federal income taxes
Current	123	231	66	95
Deferred	57	11	16	18

Total federal income taxes	180	242	82	113

NET EARNINGS	$389	$465	$180	$214

Earnings Per Share
Basic	$0.31	$0.37	$0.14	$0.17

Diluted	$0.29	$0.35	$0.14	$0.16

Frankfort First Bancorp, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six months ended December 31,		Three months ended December 31,

	2004	2003	2004	2003

Net earnings	$389	$465	$180	$214
Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on securities designated as available for sale, net of tax benefit (expense) of ($22), $16, ($2) and $3, respectively	43	(31)	3	(5)

Comprehensive income	$432	$434	$183	$209

Accumulated comprehensive loss	$(10)	$(25)	$(10)	$(25)

Frankfort First Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31,
(In thousands)

	2004	2003

Cash flows from operating activities:
Net earnings for the period	$389	$465
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of discounts and premiums on loans, investments, and mortgage-backed securities, net	9	12
Amortization of deferred loan origination fees	(2)	(24)
Depreciation and amortization	44	37
Provision for losses on loans	—	—
Federal Home Loan Bank stock dividends	(63)	(57)
Noncash compensation expense	9	8
Mortgage loans originated for sale	(1,414)	—
Proceeds from sale of mortgage loans	2,108	—
Increase (decrease) in cash due to changes in:
Accrued interest receivable	31	(6)
Prepaid expenses and other assets	(181)	16
Accrued interest payable	(3)	(5)
Other liabilities	(114)	43
Federal income taxes
Current	(46)	(7)
Deferred	79	11

Net cash provided by operating activities	846	493
Cash flows provided by (used in) investing activities:
Principal repayments on mortgage-backed securities	493	606
Maturity of certificates of deposit in other financial institutions	2,100	—
Purchase of certificate of deposit in other financial institution	(100)	—
Loan principal repayments	12,705	15,515
Loan disbursements	(10,284)	(18,369)
Purchase of office premises and equipment	(20)	(7)

Net cash provided by (used in) investing activities	4,894	(2,255)
Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(3,041)	(840)
Proceeds from Federal Home Loan Bank advances	6,300	3,000
Repayment of Federal Home Loan Bank advances	(8,305)	(1,081)
Advances by borrowers for taxes and insurance	(307)	(324)
Dividends paid on common stock	(706)	(703)
Exercise of stock options-net	(78)	—

Net cash provided by (used in) financing activities	(6,137)	52

Net decrease in cash and cash equivalents	(397)	(1,710)
Cash and cash equivalents at beginning of period	1,122	2,028

Cash and cash equivalents at end of period	$725	$318

Frankfort First Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended December 31,
(In thousands)

	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$147	$240

Interest on deposits and borrowings	$2,126	$2,304

Supplemental disclosure of noncash investing activities:
Origination of loans upon sale of real estate acquired through foreclosure	$—	$40

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$43	$(31)

Supplemental disclosure of noncash financing activities:
Dividends declared but unpaid	$353	$352

Issuance of shares under stock option plan in exchange for previously issued shares	$40	$304

Frankfort First Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six month periods ended December 31, 2004 and 2003

(1) BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of earnings, statements of comprehensive income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six and three month periods ended December 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

(2) PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Frankfort First Bancorp, Inc. (the “Company”) and First Federal Savings Bank of Frankfort (the “Bank”).  All significant intercompany items have been eliminated.

(3) EARNINGS PER SHARE

          Basic earnings per share is computed based upon the weighted average common shares outstanding which totaled 1,266,530 and 1,266,447 for the six and three month periods ended December 31, 2004, respectively, and 1,256,996 and 1,259,302 for the six and three month periods ended December 31, 2003, respectively.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Company’s stock option plan.  Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,329,387 and 1,329,359 for the six and three month periods ended December 31, 2004, respectively.  Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 62,857 and 62,912 for the six and three month periods ended December 31, 2004, respectively.  Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,311,887 and 1,314,816 for the six and three month periods ended December 31, 2003, respectively.  Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 54,891 and 55,514 for the six and three month periods ended December 31, 2003, respectively.  As of December 31, 2004, the Company had 144,138 stock options outstanding of which 139,391 had an exercise price of $13.80 per share and 4,747 had an exercise price of $14.91 per share.

(4) STOCK OPTION PLAN

          The Board of Directors adopted the Frankfort First Bancorp, Inc. 1995 Stock Option and Incentive Plan (the “Plan”) which provided for the issuance of 261,085 shares of authorized, but unissued shares of common stock at fair value at the date of grant.  The Plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the grant.

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

          The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan.  Accordingly, no compensation cost has been recognized with respect to the Plan.  The pro forma disclosure requirements for net earnings and earnings per share are not applicable to the six and three month periods ended December 31, 2004 and 2003, as no options were granted during those periods and all options previously granted had fully vested prior to July 1, 2001.

          A summary of the status of the Company’s stock option plan as of December 31, 2004 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:

	Six months ended December 31,		Year ended June 30,

	2004		2004		2003

	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	147,230	$13.84	181,859	$13.83	181,859	$13.83
Granted	—	—	—	—	—	—
Exercised	(3,092)	13.80	(34,629)	13.80	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of period	144,138	$13.84	147,230	$13.84	181,859	$13.83

Options exercisable at period-end	144,138	$13.84	147,230	$13.84	181,859	$13.83

The following information applies to options outstanding at December 31, 2004:

Number outstanding	144,138
Range of exercise prices	$13.80 - $14.91
Weighted-average exercise price	$13.84
Weighted-average remaining contractual life	1.0 year

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions.  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

          Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available.)  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

          Excess tax benefits, as defined by SFAS 123R will be recognized as an addition to additional paid in capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

          Compensation cost is required to be recognized in the first interim or annual period that begins after December 15, 2005, or January 1, 2006 as to the Company.  Due to the pending acquisition (see “Pending Acquisition” in Management Discussion and Analysis) of the Company SFAS 123R will not have a material effect on the Company’s financial position or results of operation.

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

          A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.  With respect to the Company’s investment in multi-family and nonresidential loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value of collateral.

          Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

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

          The pending acquisition is subject to various contingencies including approval of the merger by the Company’s stockholders and is expected to close in the first quarter of 2005.

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

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

          Assets:  The Company’s total assets were $132.3 million at December 31, 2004, a decrease of $5.8 million or 4.2% from the June 30, 2004 level.  The decrease in total assets was attributable both to a decrease in the Company’s loans receivable and a decrease in certificates of deposit in other financial institutions.  Loans receivable-net decreased $3.1 million or 2.5% to $122.1 million at December 31, 2004.  The Bank has continued to develop its secondary market lending program.  During the period ended December 31, 2004, $2.1 million in loans were sold, representing 17% of the loans originated.  Management believes that such loan sales contributed to the decrease in the level of loans receivable, but that such sales were prudent in light of anticipated increases in market interest rates in the coming months.  The maturity of a $2.0 million FHLB certificate of deposit is responsible for the decrease in certificates of deposit in other financial institutions.

          Liabilities:  The Company’s total liabilities decreased $5.4 million or 4.5% from $120.6 million at June 30, 2004 to $115.2 million at December 31, 2004.  Deposits decreased $3.0 million or 4.1% from $75.0 million at June 30, 2004 to $72.0 million at December 31, 2004.  FHLB advances decreased $2.0 million or 4.6% from $43.7 million at June 30, 2004 to $41.7 million at December 31, 2004.

          Shareholders’ Equity:  Shareholders’ equity was $17.2 million at December 31, 2004, a decrease of $344,000 or 2.0% compared to June 30, 2004.  The decrease in shareholders’ equity per share is primarily attributable to the excess of dividends over earnings for the six month period ended December 31, 2004.  (See “Dividends”)

Comparison of Results of Operations for the Six Months Ended December 31, 2004 and 2003

          Net Earnings:  The Company’s net earnings decreased $76,000 or 16.3% to $389,000 for the six month period ended December 31, 2004 compared to 2003. The decrease in net earnings was primarily attributable to a decrease in net interest income and an increase in general, administrative and other expense.  The Company’s basic earnings per share decreased $0.06 from $0.37 per share for the six month period ended December 31, 2003 to $0.31 per share for the comparable 2004 period.  The Company’s diluted earnings per share also decreased $0.06 per share to $0.29 per share for the six month period just ended compared to $0.35 for the six month period ended December 31, 2003.

          Net Interest Income:  Net interest income was $1.5 million for the six month period ended December 31, 2004, a decrease of $67,000 or 4.2% compared to the six month period ended December 31, 2003.  While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income compared to the decrease in interest expense.

          Interest Income:  Interest income decreased $243,000 or 6.2% to $3.7 million for the six month period ended December 31, 2004.  The decrease was related primarily to a decrease in interest income from loans, which decreased $222,000 or 5.9%, to $3.5 million for the six month period recently ended.   The average yield on loans decreased from 5.99% for the six months ended December 31, 2003, to 5.71% for the six months ended December 31, 2004, a difference of 28 basis points, while the average balance of loans outstanding decreased $1.8 million or 1.4% from period to period.  Also contributing to the decrease in interest income was a decrease in interest income from investment securities, which decreased $25,000 or 31.3% from period to period.

          Interest Expense:  Interest expense decreased $176,000 or 7.7% to $2.1 million for the six month period ended December 31, 2004.  This decrease was primarily due to a reduction in interest expense on deposits, which decreased $153,000 or 15.4% to $840,000 for the six month period ended December 31, 2004.  The decline in interest expense on deposits was attributable primarily to a reduction in the average rate paid on deposits, which decreased 34 basis points to 2.29% for the six month period ended December 31, 2004.  Also contributing to the decrease in the interest expense on deposits was a decline in the average outstanding balance of deposits which decreased $2.1 million or 2.8% to $73.5 million for the six month period ended December 31, 2004, compared to the comparable 2003 period.  Interest expense on FHLB advances decreased $23,000 or 1.8% to $1.3 million for the six month period ended December 31, 2004, compared to the same period in 2003.

          It is difficult to predict what interest rates will do in the future.  If market interest rates increase, the Company’s cost of deposits will increase as well, and may increase faster than the yield generated by the loan and investment portfolio, resulting in a reduction in net earnings.

          General, Administrative, and Other Expenses:  General, administrative, and other expense increased $135,000 or 14.8% to $1.1 million for the six month period ended December 31, 2004.  The increase was due primarily to a $112,000 or 20.1% increase in employee compensation and benefits, largely due to lower deferred costs associated with a lower number of loans originated during the current six month period, as well as higher employee benefit costs.

          Income Tax:  The Company’s provision for federal income taxes decreased $62,000 or 25.6% to $180,000 for the six month period ended December 31, 2004.  The Company’s effective tax rate was 31.6% and 34.2% for the six month periods ended December 31, 2004 and 2003, respectively.  The reduction in effective tax rate for the current six month period is primarily attributable to the tax-exempt nature of earnings on bank-owned life insurance.

          Non-Performing Assets:  At December 31, 2004, the Bank had approximately $381,000 (0.3% of net loans) in loans 90 days or more past due but still accruing, as compared to $1.1 million at December 31, 2003.  Also, the Bank had approximately $222,000 loans listed as special mention and $689,000 in loans internally classified as Substandard.  No loans were classified as Doubtful or Loss.  Of the assets listed as non-performing, all were single-family residential mortgage loans.  Of these loans, three loans totaling $164,000 or 43.1% of non-performing loans had loan-to-value ratios (based on either the original appraisal or a new appraisal and the current principal balance) of less than 80%.  Two loans totaling $118,000 or 31.0% of non-performing loans had an average loan-to-value ratios of 86% but are covered by private mortgage insurance.  Two loans totaling $98,000 or 25.8% of non-performing assets had a combined loan-to-value ratio of 88% and were not secured by private mortgage insurance (these loans are first and second mortgages secured by the same property).  Non-performing assets continue to accrue interest as long as the reasonably determined fair value of the collateral exceeds all principal, interest and fees required to discharge the obligation without loss.  Management has not initiated foreclosure proceedings with any loans included in non-performing assets, but rather is attempting to encourage the borrowers to remedy the delinquencies.  The Bank did not charge off any loans during the period.

          Dividends:  Under its dividend policy announced on September 14, 2001, the Company declared a dividend of $0.28 per share to shareholders of record at December 31, 2004, payable on January 14, 2005.   At December 31, 2004, the Company had recorded dividends payable of $353,000 for the payment of a dividend on January 14, 2005.

          Stock Repurchases:  The Company has utilized stock repurchase programs to increase earnings per share, increase the Company’s return on equity, and to attempt to improve the market liquidity in the Company’s stock.  During the six month period ended December 31, 2004, the Company did not have a repurchase program in place and did not repurchase any shares of its stock.  It is not expected that the Company will engage in any stock repurchase activity pending the outcome of the proposed acquisition by First Federal Savings and Loan Association of Hazard.

          Liquidity:  The Company maintains sufficient liquid assets to meet its short-term obligations as they become due in the ordinary course of business.  In addition to its cash and cash equivalents, the Company has additional borrowing capacity with the Federal Home Loan Bank of approximately $26.7 million.  Of that additional borrowing capacity, the Company maintains a $10.0 million line of credit with the Federal Home Loan Bank of which $700,000 had been drawn at December 31, 2004.

Comparison of Results of Operations for the Three Months Ended December 31, 2004 and 2003

          Net Earnings:  The Company’s net earnings decreased $34,000 or 15.9% to $180,000 for the three month period ended December 31, 2004 compared to 2003. The decrease in net earnings was attributable to a decrease in net interest income and an increase in general, administrative and other expense.  The Company’s basic earnings per share decreased $0.03 from $0.17 per share for the three month period ended December 31, 2003 to $0.14 per share for the comparable 2004 period.  The Company’s diluted earnings per share decreased $0.02 per share to $0.14 per share for the three month period just ended compared to $0.16 for the three month period ended December 31, 2003.

          Net Interest Income:  Net interest income was $758,000 for the three month period ended December 31, 2004, a decrease of $48,000 or 6.0% compared to $806,000 for the three month period ended December 31, 2003.  While total interest income and interest expense decreased from period to period, the decrease in net interest income was primarily due to a greater decrease in interest income compared to the decrease in interest expense.

          Interest Income:  Interest income decreased $121,000 or 6.3% to $1.8 million for the three month period ended December 31, 2004.  The decrease was related primarily to a decrease in interest income from loans, which decreased $112,000 or 6.0%, from $1.9 million for the three month period ended December 31, 2003 to $1.8 million for the three month period recently ended.   The average yield on loans decreased from 5.90% for the three months ended December 31, 2003 to 5.71% for the three months ended December 31, 2004, a difference of 19 basis points.  Also contributing to the decrease in interest income was a decrease in interest income from investment securities, which decreased $14,000 or 35.0% from period to period.

           Interest Expense:  Interest expense decreased $73,000 or 6.5% to $1.1 million for the three month period ended December 31, 2004.  This decrease was primarily due to a reduction in interest expense on deposits, which declined $60,000 or 12.6% to $418,000 for the three month period ended December 31, 2004.  The decrease in interest expense on deposits was attributable primarily to a reduction in the average rate paid on deposits, which decreased 24 basis points to 2.29% for the three month period ended December 31, 2004.  Also contributing to the decrease in the interest expense on deposits was a decline in the average outstanding balance of deposits which decreased $2.6 million or 3.4% to $72.9 million for the period ended December 31, 2004, compared to the comparable 2003 period.  Interest expense on FHLB advances decreased $13,000 or 2.0% to $636,000 for the three month period ended December 31, 2004, compared to the same period in 2003.

          General, Administrative, and Other Expenses:  General, administrative, and other expense increased $41,000 or 8.3% to $533,000 for the three month period ended December 31, 2004.  The increase was due primarily to a $45,000 or 15.1% increase in employee compensation and benefits, which were largely due to lower deferred costs associated with a lower number of loans originated during the current three month period, as well as higher employee benefit costs.

          Income Tax:  The Company’s provision for federal income taxes decreased $34,000 or 15.9% to $82,000 for the three month period ended December 31, 2004.  The Company’s effective tax rate was 31.3% and 34.6% for the three month periods ended December 31, 2004 and 2003, respectively.  The reduction in effective tax rate for the current three month period is primarily attributable to the tax-exempt nature of earnings on bank-owned life insurance.

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

          There have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31 - Rule 13a-14 Certifications Exhibit 32 - Section 1350 Certification

Signatures

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKFORT FIRST BANCORP, INC.

Date: February 11, 2005

/S/ DON D. JENNINGS

Don D. Jennings
President (Principal executive officer)

/S/ R. CLAY HULETTE

R. Clay Hulette
Vice President and Treasurer (Principal financial and accounting officer)